Form 10-K
period 2016-09-30
GH Capital Inc.
filed 2016-12-19
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

GH CAPITAL INC.

(Exact name of registrant as specified in its charter)

Commission file number 333-211778

Florida	7389	38-3955212
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

	200 South Biscayne Boulevard
	Suite 2790
	Miami, FL 33131
	Tel.: (305) 714- 9397
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of December 13, 2016 the Company has 35,046,917 shares of common stock issued and outstanding.

GH CAPITAL INC.

Form 10-K

September 30, 2016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

In this report, unless otherwise indicated or the context otherwise requires, “GH Capital”, “the Company”, “we”, “us” or “our” refer to GH Capital Inc., a Florida corporation.

PART I

Item 1. BUSINESS

Overview

GH Capital Inc. (the “Company”), a Florida corporation, has developed an online payment gateway called “ClickDirectPay” to process online wire transfer transactions for diversified online merchants with a target market in Europe. We were incorporated on May 5, 2014 in the State of Florida. On November 12, 2015, we filed a certificate of amendment with the State of Florida to change our name from Global Humax Capital Management, Inc. to GH Capital Inc.

Our service enables web-based merchants to accept ClickDirectPay online, which is available at https://www.clickdirectpay.com. More specifically, we will focus on establishing ClickDirectPay as a cost-effective alternative to current payment gateway systems used throughout Europe. Our service will assist online merchants to increase profits by reducing existing processing costs. Currently, customers and users throughout Europe (including Germany, Austria, Spain, Italy, Greece, and the Netherlands) prefer to pay bills with an online wire transfer instead of paying with credit cards or Paypal. We believe our ClickDirectPay payment gateway will meet the needs of the European online marketplace.

We were formed to discover and promote new technologies in the financial industry, but our only product or service is currently ClickDirectPay. We will offer our service to potentially high-risk, niche markets. These markets include e-commerce, gaming, adult entertainment, and digital goods. Furthermore, we will market our service to large acquiring and issuing banks, as well as financial institutions in Europe, to provide our service to their clients.

ClickDirectPay is a real-time, online payment method that offers customers a convenient way to make a payment through their bank's online banking system through online ordering processes. The online merchant receives real-time confirmation of payment through ClickDirectPay, facilitating the direct delivery of the service, good or digital content.

ClickDirectPay is a merchant payment portal that allows customers to make payments directly into the merchant (retailer) bank account. ClickDirectPay allows the merchant to make and track payments in real time. ClickDirectPay is based in, and developed for, the security standards of German online banking. ClickDirectPay meets the most current security protocols for online transactions. Customer details are encrypted and transactions data is “tokenized,” meaning that the customer’s sensitive data is substituted with a non-sensitive equivalent. ClickDirectPay is cloud-based and is fully hosted on Amazon Cloud, which is Payment Card Industry Security Standard (PCI compliant).

We hope that our unique ClickDirectpay software in combination with a discounted processing fee structure will attract more merchants. ClickDirectPay intends on marketing its platform to editors and freelance writers associated with large financial European newspapers and online press, however there is no guarantee that traction will occur.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our financial statements, we had net losses of $142,463 and $61,144 for the years ended September 30, 2016 and 2015, respectively. The net cash used in operations were $69,559 and $11,056 for the years ended September 30, 2016 and 2015, respectively. Additionally, we had an accumulated deficit of $280,057 at September 30, 2016. These conditions raise substantial doubt about our ability to continue as a going concern. We are in the process in building our customer base and expect to generate increased revenues and we are seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although we have historically raised capital from sales of common stock, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Software Development Costs

We entered into a relationship with a third party development company to develop a web-based application in Java/J2EE to develop the application. We committed to pay cash of $67,000 in development fees for the completion of the product of which approximately $39,500 was paid as of September 30, 2016. In July 2015, we issued 70,000 shares of common stock valued at $.16 per common share or $11,200 to this third party development company as part of a product development agreement. The shares were valued at the most recent cash price paid per share. In connection with these shares, we recorded capitalized development costs of $11,200. Additionally, on January 7, 2016, we issued an additional 70,000 shares of common stock valued at $.18 per common share or $12,600 to this third party development company as part of a product development agreement. The shares were valued at the most recent cash price paid per share. In connection with the issuance of these shares, we recorded capitalized development costs of $12,600.

Customers

ClickDirectPay began Beta testing of the system on May 6, 2016. ClickDirectPay is no longer in the Beta stage and was made available to the public in May 2016.

Marketing

We market our ClickDirectPay online payment gateway service through a large network of existing resellers and free-lancers from the payment industry in Germany, Austria and Spain. We are not actively marketing our services using any direct marketing campaigns. We have marketed our services primarily through word-of-mouth.

We are focusing on expanding our offering within Europe by seeking out banks and financial institutions in other European countries in need of our service offering.

Competition

Our competitors in the online payment industry are numerous in Europe. Our competitors include financial institutions and well-established payment processing companies. In Europe, specifically in Germany, we face competition from both SOFORT GmbH and GIROPAY SOLUTIONS GmbH. We also face competition from PayPal. Our primary competitor is SOFORT and they offer a nearly identical service that we intend on offering. However, we intend on providing the service at reduced costs in the hopes that merchants will prefer our service.

We also face competition from Giropay Solutions which has a minimal market share of online payment transactions compared to SOFORT GmbH and is only able to process transactions through a smaller percentage of banks in Germany. We also face competition from PayPal in Europe.

In Europe, financial institutions remain the primary providers of merchant acquiring payment services to merchants, although the outsourcing of these services to third-party service providers is becoming more prevalent. Merchant acquiring payment services have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these advanced services at competitive prices.

Government Regulation

We are not aware of any existing governmental regulations that would have a material effect on our business at this time. However, on August 10, 2015, the European Parliament issued a revised directive (the “Directive”) on Payment Services, which will not become effective until 1) it is adopted by the EU Council of Ministers, 2) it is published in the Official Journal of the EU, and 3) the EU Member States will have two years to introduce the necessary changes in their national laws to comply with the new rules. Under the Directive, the Company is deemed to be a “payment initiation service” and may become subject to rules regarding confidentiality, liability and security on consumer transactions. However, none of these has taken place yet.

Employees

We currently have no employees, aside from the Company’s CEO and Director, Wolfgang Ruecker and our COO, Secretary and Director Carl Podeyn.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Limited Operating History; Accumulated Deficit

The Company was formed and began operations on May 5, 2014. Prior to that time, the Company had no operations upon which an evaluation of the Company and its prospects could be based. There can be no assurance that management of the Company will be successful in selling its services to web-based merchants or that the Company will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt As To Our Ability To Continue As A Going Concern.

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We have generated very little revenue.  If we are unable to successfully implement our business, then we may be unable to continue to operate.

We Need Additional Capital To Develop Our Business.

The development of our services will require the commitment of substantial resources to implement our business plan. Currently, we have no established bank-financing arrangements. We believe that our currently available capital resources may only enable the Company to continue with our planned operations for a twelve to fifteen month period. Aside from legal and accounting expenses, we do not currently incur many recurring operational costs. Therefore, it is likely we would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities will result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

Requirements associated with being a reporting public company will require significant company resources and management attention.

Commencing on the effective date of the registration statement, we will be required to file certain reports with the SEC pursuant to Section 15(d) of the Exchange Act. We intend to file periodic reports to maintain current information with the SEC on Forms 10-Q, 10-K and 8-K as prescribed by the rules and regulations of the Exchange Act. We work with independent legal, accounting and financial advisors to ensure adequate disclosure and control systems to manage our growth and our obligations as a company that files reports with the SEC. These areas include corporate governance, internal controls, disclosure controls and procedures and financial reporting and accounting systems. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

In addition, compliance with reporting and other requirements applicable to SEC reporting companies will create additional costs for us. It will require the time and attention of management and will require the hiring of additional personnel and legal and other professionals. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the impact that our management’s attention to these matters will have on our business.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

Our strategy envisions growing our business. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

•	expand our business effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	meet our capital needs;

•	identify and hire qualified employees or retain valued employees; or

•	effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to compete in the marketplace.

Our officers may not provide their entire business efforts to the Company, which may cause the Company to fail.

Our future ability to execute our business plan depends upon the continued service of our executive officer, Wolfgang Ruecker. Mr. Ruecker is also an officer and director of Global Humax Cyprus Ltd. a business that previously focused on payment systems, but has since refocused its efforts on white label branding of credit cards. As such, Mr. Ruecker may be limited in the amount of time he can devote to the Company.

RISK FACTORS RELATING TO OUR TECHNOLOGY:

Our systems and our third party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of numerous systems, including systems of third parties, in order to provide services to our clients. The systems and operations of our third party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, security breach, computer viruses, defects and development delays. Defects in the systems of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in loss of revenues and clients, reputational harm, and additional operating expenses in order to remediate the failures, fines imposed by payment networks and exposure to other losses or other liabilities.

The payment processing industry is highly competitive, and we compete with certain firms that are larger and that have greater financial resources. Such competition could adversely affect the transaction and other fees we receive from merchants and financial institutions, and as a result, our margins, business, financial condition and results of operations.

The market for payment processing services is highly competitive. We compete with certain other providers of payment processing services that have significant resources and a sizable market share in the markets in which we operate. We also face competitive pressure from non-traditional payment processors and other market participants that have significant financial resources.

Our competitors include financial institutions and well-established payment processing companies.

Competition could result in a great difficulty attracting new clients. Furthermore, if competition causes us to reduce the fees we charge in order to attract clients, there is no assurance we can successfully control our costs. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we are facing competitive pressure from non-traditional payments processors and other parties entering the payments industry, such as PayPal, Google, Apple, Alibaba and Amazon, who compete in processing merchant transactions. These companies have significant financial resources and robust networks and are highly regarded by consumers.

Our inability to protect our systems and data from continually evolving cybersecurity risks or other technological risks could affect our reputation among our merchant clients and cardholders and may expose us to penalties, fines, liabilities and legal claims.

In order to provide our services, we process and store sensitive business information and personal information about our merchants, merchants’ customers, vendors, partners and other parties. This information may include credit and debit card numbers, bank account numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by our merchants, third-party service providers to whom we outsource certain functions, and other agents (which we refer to collectively as our "associated third parties"). We have responsibility to the card networks and their member financial institutions for our failure or the failure of our associated third parties to protect this information.  While plans and procedures are in place to protect this sensitive data, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technology threats that are designed to breach our systems in order to gain access to confidential information.

Our computer systems are subject to penetration and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are often difficult to detect. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent unauthorized access or use of sensitive data. We currently do not maintain insurance coverage that may cover certain aspects of cyber risks and we may incur losses.

We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes and violation of data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to merchant and customer data will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of merchant and consumer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation and, with respect to misuse of personal information of our merchants and consumers, lost revenue and reputational harm.

Any type of security breach, attack or misuse of data described above or otherwise, could harm our reputation and deter existing and prospective customers from using our services or from making electronic payments generally, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), distract our management, increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks, and adversely affect our continued card network registration and financial institution sponsorship.

In order to remain competitive, we must continually and quickly update our services, a process that could result in higher costs.

The electronic payments markets in which we compete are characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we may need to update ClickDirectPay or even consider creating additional mobile payment applications or services in the electronic payments industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. Any delay in the delivery of new services or the failure to differentiate our services could render them less desirable to our customers, or possibly even obsolete. Furthermore, as the market for alternative payment processing services evolves, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market.

Any failure to deliver an effective and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. As a result of these factors, our development efforts could result in higher costs that could reduce our earnings in addition to a loss of revenue and earnings if promised new services are not delivered timely to our customers or do not perform as anticipated.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services, we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution we may no longer be able to provide processing services to certain customers, which could negatively affect our revenue and earnings.

RISKS RELATED TO OUR COMMON STOCK

There is no assurance of a public market or that our common stock will ever trade on a recognized exchange. therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading marketing for our Common Stock and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

We have never paid dividends on our common stock, and cannot guarantee that we will pay dividends to our stockholders in the future.

We have never paid dividends on our common stock. For the foreseeable future, we intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock. However, in the future, our board of directors may declare dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them. We cannot guarantee that we will pay dividends to our stockholders in the future.

Our common stock is considered a penny stock, which may be subject to restrictions on marketability, so you may not be able to sell your shares.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

Because we are subject to additional regulatory compliance matters as a result of being a public company, which compliance includes Section 404 of the Sarbanes-Oxley Act, and our management has little experience managing a public company, the failure to comply with these regulatory matters could harm our business.

Our management and outside professionals will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company. Wolfgang Ruecker, our President, has very little experience running a public company. For now, he will rely heavily on legal counsel and accounting professionals to help with our future SEC reporting requirements. This will likely divert needed capital resources away from the objectives of implementing our business plan. These expenses could be more costly than we are able to bear and could result in us not being able to successfully implement our business plan.

We expect rules and regulations such as the Sarbanes-Oxley Act will increase our legal and finance compliance costs and make some activities more time-consuming than in the past. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company.

As a smaller reporting company, our management will be required to provide a report on the effectiveness of our internal controls over financial reporting, but will not be required to provide an auditor’s attestation regarding such report and management’s report need not be provided until our second annual report. Section 404 compliance efforts may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our management determines that our internal controls over financial reporting are not effective, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. Furthermore, whether or not we comply with Section 404, any failure of our internal controls could have a material adverse effect on our stated financial position and results of operations and harm our reputation. If we are unable to implement necessary procedures or changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

ADDITIONAL RISK FACTORS:

Dependence On Key Personnel

The Company will be dependent on its Chief Executive Officer, Wolfgang Ruecker, for the foreseeable future. The loss of the services of Mr. Ruecker could have a material adverse effect on the operations and prospects of the Company.

Apart from its officers, Mr. Ruecker and Mr. Podeyn, as of the date hereof, the Company does not have any employees and does not have an employment agreement with Messrs. Ruecker or Podeyn. It is contemplated that the Company may enter into employment agreements usual and customary for its industry in the future. The Company does not currently have any "key man" life insurance on Messrs. Ruecker or Podeyn.

Certain of our officers and directors reside outside the United States. Therefore, certain judgments obtained against our Company by our shareholders may not be enforceable.

The Company is a Florida Corporation. Wolfgang Ruecker is an officer and director and resides outside of the United States. Mr. Ruecker’s assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against these persons the United States federal securities laws, or to enforce judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States, including the Securities Act and the Exchange Act.

 We Are An “Emerging Growth Company,” And Any Decision On Our Part To Comply Only With Certain Reduced Disclosure Requirements Applicable To “Emerging Growth Companies” Could Make Our Common Stock Less Attractive To Investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to opt in to the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

The Jobs Act Allows Us To Delay The Adoption Of New Or Revised Accounting Standards That Have Different Effective Dates For Public And Private Companies.

Since we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our Shares Of Common Stock Will Not Be Registered Under The Exchange Act And As A Result We Will Have Limited Reporting Duties Which Could Make Our Common Stock Less Attractive To Investors.

Our shares of Common Stock are not registered under the Exchange Act. As a result, we will not be subject to the federal proxy rules and our directors, executive officers and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In additional our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year. Our common shares are not registered under the Securities Exchange Act of 1934, as amended, and we do not intend to register our shares of Common Stock under the Exchange Act for the foreseeable future, provided that, we will register our shares of Common Stock under the Exchange Act if we have, after the last day of our fiscal year, more than either (i) 2000 persons; or (ii) 500 shareholders of record who are not accredited investors, in accordance with Section 12(g) of the Exchange Act. As a result, although, upon the effectiveness of the Registration Statement of which this prospectus forms a part, we will be required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our shares of Common Stock are not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our shares of Common Stock are not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding shares of Common Stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of shares of Common Stock and other equity securities, on Forms 3, 4 and 5, respectively. Such information about our directors, executive officers, and beneficial holders will only be available through this (and any subsequent) Registration Statement, and periodic reports we file thereunder. Furthermore, so long as our shares of Common Stock are not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

Because Our Common Stock Is Not Registered Under The Securities Exchange Act Of 1934, As Amended, Our Reporting Obligations Under Section 15(D) Of The Securities Exchange Act Of 1934, As Amended, May Be Suspended Automatically If We Have Fewer Than 300 Shareholders Of Record On The First Day Of Our Fiscal Year.

Our Common Stock is not registered under the Exchange Act, and we do not intend to register our Common Stock under the Exchange Act for the foreseeable future (provided that, we will register our Common Stock under the Exchange Act if we have, after the last day of our fiscal year, $10,000,000 in total assets and either more than 2,000 shareholders of record or 500 shareholders of record who are not accredited investors (as such term is defined by the Securities and Exchange Commission), in accordance with Section 12(g) of the Exchange Act).   As long as our Common Stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record.  This suspension is automatic and does not require any filing with the SEC.  In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located at 200 South Biscayne Boulevard Suite 2790, Miami, FL 33131, and our telephone number is (305) 714-9397. We lease our office space through a virtual office provider.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is presently no public market for our shares of common stock. We have engaged a market maker to begin the process of obtaining a quotation of our common stock on the OTC Markets. However, we can provide no assurance that our shares of common stock will be quoted on the OTC Markets or, if quoted, that a public market will materialize.

Holders of Capital Stock

As of December 13, 2016, we had 30 holders of our common stock.

Rule 144 Shares

In general, under Rule 144 as currently in effect, an affiliate who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed 1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 350,469 shares of our common stock as of December 13, 2016.

In accordance with the volume and trading limitations of Rule 144 of the Act, in general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least twelve month if the Company is not subject to the reporting requirements of the Securities Act of 1934 or six months provided that the company has been subject to the reporting requirements of the Securities Act of 1934 for a minimum of 90 days, is entitled to sell within any three month period a number of shares that does not exceed the greater of 1% of the number of shares of the company's common stock then outstanding, since we are seeking to list our common stock on the OTC.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company. Under Rule 144, a person who is not one of the Company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least one year if the Company has been subject to the reporting requirements of the Securities Act of 1934 and two years if not subject to the reporting requirements of the Securities Act of 1934, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Registered Securities

We recently registered 16,997,417 shares of our common stock pursuant to a registration statement that was deemed effective on September 12, 2016. This number represents 48.5% of our current outstanding common stock.

Stock Option Grants

We currently have not issued any stock options.

Recent Sales of Unregistered Securities

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, on May 5, 2014, we issued 20,000,000 shares of our common stock to our founder, Wolfgang Ruecker, at a value of $.055 per shares in exchange for the founder paying $11,000 of Company expenses. In connection with issuance of these common shares, we recorded a subscription receivable of $11,000 which was reflected on the accompanying balance sheet at September 30, 2014 and was received in fiscal 2015 in the form of legal and other expenses paid by the founder.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, on May 8, 2014, we issued 170,000 shares of common stock to a consultant for marketing services rendered. These common shares were valued at a negotiated price of $.12 per share, resulting in a charge to professional fees expense in the statement of operations. The negotiated price was used to value these shares because no market had been established for the stock, based on a lack of any prior transactions with any entity other than the Company's founder. This resulted in a charge of $20,400 to professional fees expense in the statement of operations.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, during the period from May 5, 2014 (inception) to September 30, 2014, we issued 9,000,000 shares of common stock to initial investors in exchange for the initial investors’ payment of the Company’s legal fees and expenses totaling $50,250. In connection with issuance of these common shares, during the period from May 5, 2014 (inception) to September 30, 2014, we reduced accounts payable by $34,875, the amount that such investors paid for our legal fees and other expenses, and recorded a subscription receivable of $15,375 which was reflected on the accompanying balance sheet at September 30, 2014. In October 2014, such investors paid additional legal fees and expenses on behalf of the Company and we reduced the subscription receivable. The 9,000,000 shares of common stock were valued at a range from $.0055 to $.0058 per common share.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, during the period from June 2014 to September 30, 2014, we issued 62,000 shares of common stock to consultants for services rendered. These common shares valued at a range from $.08 to $.12 per common share or $5,300. The negotiated price was used to value these shares because no market had been established for the stock, based on a lack of any prior transactions with any entity other than the Company's founder. This resulted in a charge of $5,300 to professional fees expense in the statement of operations.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, from December 2014 to May 2015, we issued an aggregate of 4,343,750 shares of common stock to investors at a range from $.03 to $.18 per common share for cash proceeds of $146,000.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, on April 15, 2015, we entered into an agreement with a member of our Board of Directors. In exchange for this member’s service to us as a director and Chief Operating Officer, we issued 150,000 shares of restricted common stock valued at $.16 per share, representing the most recent cash price paid per share, for a total value of $24,000 to the Director. The shares vest in four equal tranches every four months through April 15, 2016. We recorded compensation cost using the graded vesting method. Accordingly, we recorded compensation expense of $18,250 during the year ended September 30, 2015 to represent the vested portion and a prepaid expense of $5,750 at September 30, 2015 to represent the unvested portion.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, in July 2015, we issued 70,000 shares of common stock valued at $.16 per common share or $11,200 to a third party vendor as part of a product development agreement. The shares were valued at the most recent cash price paid per share. In connection with these shares, we recorded capitalized development costs of $11,200.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, on November 22, 2015, we issued 35,000 shares of common stock to an attorney for legal services rendered. The fair value of the shares were determined by using the most recent sale price of the common stock of $0.18 per common share. In connection with issuance of these common shares, we recorded stock-based professional fees of $6,300 over the service period.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, on January 7, 2016, we issued 70,000 shares of common stock valued at $.18 per common share or $12,600 to a third party vendor as part of a product development agreement. The shares were valued at the most recent cash price paid per share. In connection with these shares, we recorded capitalized development costs of $12,600.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, on May 19, 2016, we issued 146,667 shares of common stock to a vendor for services rendered. The fair value of the shares were determined to be $0.15 per common share. In connection with issuance of these common shares, we recorded stock-based professional fees of $22,000 over the service period.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, on June 16, 2016, we issued 45,000 shares of common stock for consulting services rendered. The fair value of the 45,000 shares was determined by using the most recent sale price of the common stock of $0.10 per common share for a fair value of $4,500. In connection with issuance of these common shares, we recorded stock-based professional fees of $4,500 over the service period.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, on June 16, 2016, we issued an aggregate of 445,000 shares of common stock to investors at an average price of $.11 per common share for cash proceeds of $49,000.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, on August 1, 2016, we issued 40,000 shares of common stock to a vendor for services rendered. The fair value of the shares were determined to be $0.15 per common share. In connection with issuance of these common shares, we recorded stock-based professional fees of $6,000 over the service period.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, in October 2016, we issued an aggregate of 389,500 shares of common stock to three investors for cash proceeds of $81,200.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July of 2016, Tuxedo Capital Ltd., an entity controlled by Wolfgang Ruecker who is an officer and director of the Company, entered into an agreement to purchase 50,000 shares of the Company from Cornelus Verstalen at a price of 19 cents per share for an aggregate purchase price of $9,900. The transfer of shares did not occur until December 12, 2016.

ITEM 6. SELECTED FINANCIAL DATA

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

See Forward Statements – Cautionary Factors in Item 1 herein

Business Overview

We were incorporated on May 5, 2014 in the State of Florida. We intend to generate revenue through licensing our technology to third parties in Europe. More specifically, we will focus our sales efforts in Germany, Austria and Spain. At this time, we have no significant assets.

For the years ended September 30, 2016 and 2015, we generated revenues of $27,585 and $19,000, including revenues from a related party of $12,585 and $4,000, respectively. All of the related party revenues were a result of a related party service contract entered into with Global Humax Cyprus Ltd. (“Cyprus”).

Additionally, for the year ended September 30, 2016 and 2015, net loss amounted to $142,463 and $61,144, respectively. Since inception, our business activity has focused on the development of our corporate entity, business plan, marketing strategy, contact development, website design and product design, and development of our payment gateway called “ClickDirectPay”.

Plan of Operations

The Company’s strategy is to engage as many third party merchants to rely on its payment system. The Company charges each merchant a percentage of revenues, in addition to transaction fees. The Company’s President will personally attempt to acquire as many merchants to use the Company’s ClickDirectPay application to drive revenues.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could be affected by those estimates. Included in these estimates are valuation of marketable securities assumptions used in determining the lives and valuations of long-lived assets, valuation allowances for deferred tax assets and the fair value of our common stock, which from time to time may be issued in exchange for services provided in lieu of cash.

Marketable Securities

Pursuant to ASC 320, Investments – Debt and Equity Securities, marketable securities held by us are held for an indefinite period of time and thus are classified as available-for-sale securities. The fair value is based on quoted market prices for the investment as of the balance sheet date. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and our ability and intent to hold the investment until the fair value recovers.

Capitalized Software Development Costs

Software development costs related to the development of our electronic payment platform software, which is developed for internal use, falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology's estimated useful life of three years. We have begun to amortize capitalized development costs in May 2016.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue Recognition

We recognize revenue when persuasive evidence of a sale arrangement exists, services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Revenues consists of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Merchant customers are generally charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Our revenue is comprised of monthly recurring services provided to customers, for whom charges are contracted for over a specified period of time. Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. The FASB has approved a one-year deferral of the effective date with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, Financial Instruments – Overall (Subtopic 825-10). The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report changes in the fair value of their own liabilities in other comprehensive income (loss) instead of earnings, and this is the only provision of the update for which the FASB is permitting early adoption. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Revenues

For the years ended September 30, 2016 and 2015, we had $27,585 and $19,000 in revenues, including revenues from a related party of $12,585 and $4,000, respectively. Revenues increased due to an increase in related party revenue of $8,585. The related party revenues are derived from the Gateway Processing Agreement the Company has in place with an affiliate, Global Humax Cyprus Ltd. Our affiliate agreed to pay an initial set up fee for access to ClickDirectPay and will pay a continuing annual fee and transaction processing fees under the terms of this agreement.

Cost of Revenues

For the year ended September 30, 2016, we had $21,813 in cost of revenues as compared to $8,189 for the year ended September 30, 2015, an increase of $13,624 or 166.4%. Cost of revenues increased primarily due to an increase in hosting and software maintenance fees,

Operating Expenses

For the year ended September 30, 2016, we incurred $144,701 in operating expenses as compared to $71,674 for the year ended September 30, 2015, an increase of $73,027 or 101.9%.Operating expenses consisted of the following:

	Year Ended September 30,
	2016	2015

Compensation	$18,550	$22,450
Amortization of development costs	12,611	—
Professional fees	98,415	40,529
Other selling, general and administrative expenses	15,125	8,695
Total	$144,701	$71,674

Operating expenses increased primarily due to

•	an increase in professional fees of $57,886 or 142.8%, primarily due to an increase in accounting fees of $42,700 due to the hiring of an accounting consultant, an increase in audit fees of $16,500, and an increase in investor relations fees of $16,000, offset by a decrease in legal fees of $27,029, and,
•	an increase in amortization of development costs of $12,611 which we started to amortize in May 2016,

Loss from Operations

For the year ended September 30, 2016, we incurred a loss from operations of $138,929 as compared to $60,863 for the year ended September 30, 2015, an increase of $78,066. The increase of $78,066 was resulting from the discussion above.

Other Expenses

For the year ended September 30, 2016, we incurred total other expenses of $3,534 as compared to $281 for the year ended September 30, 2015. The increase in other expenses was related to the recording of a loss on sale of marketable securities of $2,445 and an increase loss from foreign currency transactions of $808.

Net Loss

For the year ended September 30, 2016, we incurred a net loss of $142,463 or $(0.00) per common share as compared to $61,144 or $(0.00) per common share for the year ended September 30, 2015, an increase of $81,319, resulting from the discussion above.

Unrealized Loss on Available-for-sale Marketable Securities

For the year September 30, 2016, we incurred an unrealized loss on available-for-sale marketable securities of $1,115 as compared to $0 for the year ended September 30, 2015, an increase of $1,115 related to our marketable securities that we invested during fiscal 2016.

Comprehensive Loss

For the year ended September 30, 2016, we incurred a comprehensive loss of $143,578 as compared to $61,144 for the year ended September 30, 2015, an increase of $82,434 resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $15,189 and $34,572 of cash at September 30, 2016 and working capital of $109,856 and $128,627 of cash at September 30, 2015.

Cash flows for the year ended September 30, 2016 compared to the year ended September 30, 2015

Net cash flow used in operating activities was $69,559 for the year ended September 30, 2015 as compared to $11,056 for the year ended September 30, 2015, an increase of $58,503.

•	Net cash flow used in operating activities for the year ended September 30, 2015 primarily reflected a net loss of $142,463 and the add-back of non-cash items consisting of stock-based compensation of $45,150, amortization of development costs of $12,611, and a loss on sale of marketable securities of $2,445, and changes in operating assets and liabilities of $12.698. During the year ended September 30, 2016, cash used in operating activities primarily consisted of payments of professional fees.

•	Net cash flow used in operating activities for the year ended September 30, 2015 primarily reflected a net loss of $61,144 and the add-back of non-cash items consisting of stock-based compensation of $18,250, and changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $7,125, an increase in accounts payable of $11,963 and an increase in deferred revenues of $27,000.

Net cash flow used in investing activities was $73,496 for the year ended September 30, 2016 as compared to $9,500 for the year ended September 30, 2015. During the year ended September 30, 2016, we purchased marketable securities of $19,162, and incurred capitalized development costs of $57,500, offset by the receipt of proceeds from the sale of marketable securities of $3,166. During the year ended September 30, 2015, we incurred capitalized development costs of $9,500.

Net cash provided by financing activities was $49,000 for the year ended September 30, 2016 as compared to $149,183 for the year ended September 30, 2015. During the year ended September 30, 2016, we received proceeds from the sale of common stock of $49,000. During the year ended September 30, 2015, we received net proceeds from the sale of common stock of $146,000, and proceeds from related party advances of $3,183.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

In October 2016, we issued 389,500 of shares of common stocks for cash of $81,250.

Since inception we have funded our operations primarily through equity financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing until natural revenues can support the Company. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

If we are unable to raise capital as needed, we are required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all of your investment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

GH Capital, Inc.

We have audited the accompanying balance sheets of GH Capital, Inc. as of September 30, 2016 and 2015 and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GH Capital, Inc. as of September 30, 2016 and 2015 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses of approximately $142,000 and $61,000 and had net cash used in operations of approximately $70,000 and $11,000 for the years ended September 30, 2016 and 2015, respectively. The Company had an accumulated deficit of approximately $280,000 at September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’ArelliPruzansky, P.A
Certified Public Accountants
Coconut Creek, Florida

December 16, 2016

GH CAPITAL INC.

BALANCE SHEETS

	September 30,
	2016	2015

ASSETS
Current Assets:
Cash	$34,572	$128,627
Marketable securities	12,436	—
Accounts receivable - related party	1,223	—
Prepaid expenses and other current assets	6,000	12,875
Total Current Assets	54,231	141,502
Capitalized software development costs, net	78,189	20,700
Total Assets	$132,420	$162,202
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,359	$1,463
Accrued expenses	25,500	—
Due to related parties	3,183	3,183
Deferred revenue - related party	4,000	12,000
Deferred revenue	—	15,000
Total Current Liabilities	39,042	31,646
Stockholders' Equity:
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at September 30, 2016 and 2015)	—	—
Common stock ($0.0001 par value; 490,000,000 shares authorized; 34,617,417 and 33,795,750 shares issued and outstanding at September 30, 2016 and 2015, respectively)	3,462	3,380
Additional paid-in capital	371,088	264,770
Accumulated deficit	(280,057)	(137,594)
Accumulated other comprehensive loss - marketable securities	(1,115)	—
Total Stockholders' Equity	93,378	130,556
Total Liabilities and Stockholders' Equity	$132,420	$162,202

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	September 30,
	2016	2015

Revenues:
Third party	$15,000	$15,000
Related party	12,585	4,000
Total revenues	27,585	19,000
Cost of revenues	21,813	8,189
Gross profit	5,772	10,811
Operating Expenses:
Compensation	18,550	22,450
Amortization of software development costs	12,611	—
Professional fees	98,415	40,529
Other selling, general and administrative expenses	15,125	8,695
Total operating expenses	144,701	71,674
Loss from operations	(138,929)	(60,863)
Other Expenses:
Loss from foreign currency transactions	(1,089)	(281)
Loss on sale of marketable securities	(2,445)	—
Total other expenses	(3,534)	(281)
Loss before income taxes	(142,463)	(61,144)
Provision for income taxes	—	—
Net Loss	$(142,463)	$(61,144)
Comprehensive Loss:
Net loss	$(142,463)	$(61,144)
Unrealized loss on available-for-sale marketable securities	(1,115)	—
Comprehensive loss	$(143,578)	$(61,144)
Net Loss per Common Share - basic and diluted	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding -
Basic and diluted	34,081,511	32,598,678

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance at September 30, 2014	29,232,000	$2,923	$84,027	$(76,450)	$—	$10,500
Issuance of common stock for capitalized software development costs	70,000	7	11,193	—	—	11,200
Issuance of common stock for cash	4,343,750	435	145,565	—	—	146,000
Issuance of common stock to a director for services	150,000	15	23,985	—	—	24,000
Net loss	—	—	—	(61,144)	—	(61,144)
Balance at September 30, 2015	33,795,750	3,380	264,770	(137,594)	—	130,556
Issuance of common stock for capitalized software development costs	70,000	7	12,593	—	—	12,600
Issuance of common stock for cash	445,000	44	48,956	—	—	49,000
Issuance of common stock for services	306,667	31	44,769	—	—	44,800
Unrealized loss on marketable securities	—	—	—	—	(1,115)	(1,115)
Net loss	—	—	—	(142,463)	—	(142,463)
Balance at September 30, 2016	34,617,417	$3,462	$371,088	$(280,057)	$(1,115)	$93,378

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,463)	$(61,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and fees	45,150	18,250
Amortization of software development costs	12,611	—
Loss on sale of marketable securities	2,445	—
Changes in operating assets and liabilities:
Accounts receivable - related party	(1,223)	—
Prepaid expenses	6,525	(7,125)
Accounts payable	4,896	11,963
Accrued expenses	25,500	—
Deferred revenue - related party	(8,000)	12,000
Deferred revenue	(15,000)	15,000
Net cash used in operating activities	(69,559)	(11,056)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(19,162)	—
Proceeds from sale of marketable securities	3,166	—
Capitalized software development costs	(57,500)	(9,500)
Net cash used in investing activities	(73,496)	(9,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	—	3,183
Net proceeds from sale of common stock	49,000	146,000
Net cash provided by financing activities	49,000	149,183
Net (decrease) increase in cash	(94,055)	128,627
Cash - beginning of year	128,627	—
Cash - end of year	$34,572	$128,627
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$6,000	$6,350
Reduction of subscription receivable in exchange for accounts payable	$—	$26,375
Common stock issued for capitalized software development costs	$12,600	$11,200
Unrealized loss on marketable securities	$1,115	$—

See accompanying notes to financial statements.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

GH Capital Inc. (the “Company”), a Florida corporation, was formed on May 5, 2014 and commenced operations in October 2014. The Company provides online payment processing services to consumers, primarily in Europe.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”). The Company’s fiscal year ends on September 30, of each year.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses of $142,463 and $61,144 for the years ended September 30, 2016 and 2015, respectively. The net cash used in operations were $69,559 and $11,056 for the years ended September 30, 2016 and 2015, respectively. Additionally, the Company had an accumulated deficit of $280,057 at September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.. The Company is in the process in building its customer base and expects to generate increased revenues and the Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although the Company has historically raised capital from sales of common stock, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could be affected by those estimates. Included in these estimates are valuation of marketable securities, assumptions used in determining the useful lives and valuations of long-lived assets, valuation allowances for deferred tax assets and the fair value of the Company’s common stock, which from time to time may be issued in exchange for services provided in lieu of cash.

Fair Value of Financial Instruments

The Company uses the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, accounts payable, due to related parties, deferred revenue – related party and deferred revenue approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

The Company’s financial instruments consist primarily of marketable securities, accounts receivable, accounts payable, and certain accrued liabilities. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see note 3). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The fair value of marketable securities categorized as Level 1 that are measured on a recurring basis totaled $12,436 and $0 as of September 30, 2016 and 2015, respectively.

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain other financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents The Company had no cash equivalents during the years ended September 30, 2016 and 2015.

Concentration of Credit Risk and Revenues

The Company maintains its cash in financial institutions for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At times, cash balances may exceed the federally insured limits. The Company had no cash equivalents during the years ended September 30, 2016 and 2015.

Two customers, one of which is a related party, currently account for all of the Company’s revenues.

Marketable Securities

Pursuant to ASC 320, Investments – Debt and Equity Securities, marketable securities held by the Company are held for an indefinite period of time and thus are classified as available-for-sale securities. The fair value is based on quoted market prices for the investment as of the balance sheet date. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers. Realized gains and losses and decline in value judged to be other than temporary on available-for-sale securities are included in the statements of operations. The cost of securities sold or disposed is determined on first-in first-out, or FIFO method.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized Software Development Costs

Software development costs related to the development of the Company’s electronic payment platform software, which is developed for internal use, falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology's estimated useful life of three years. In May 2016, the Company began amortizing its capitalized development costs.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Revenues consists of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Merchant customers are generally charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. The Company’s revenue is comprised of monthly recurring services provided to customers, for whom charges are contracted for over a specified period of time. Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date defined as the earlier of a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or b) the date at which the counterparty's performance is complete. The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Research and Development

Research and development costs are expensed as incurred.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as stock-based compensation and deferred revenue. A valuation allowance is provided against net deferred tax assets when the Company determines it is more likely than not that it will fail to generate sufficient taxable income to be able to realize the deferred tax assets.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2016 and 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2014 to 2016 tax returns are subject to examination. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded during the years ended September 30, 2016 and 2015.

Loss per Common Share and Common Share Equivalent

Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The Company had no dilutive securities outstanding during the years ended September 30, 2016 and 2015.

Foreign Currency Transactions

The reporting and functional currency of the Company is the U.S. dollar. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Recently Issued Accounting Standards

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. The FASB has approved a one-year deferral of the effective date with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards (continued)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, Financial Instruments – Overall (Subtopic 825-10). The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report unrealized gains and losses in the fair value of available for sale marketable securities in current period earnings instead of other comprehensive income or loss. The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its financial statements.

On March 30, 2016, the FASB issued ASU No.2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. The Company did not have any short-term investments as of September 30, 2015. For the years ended September 30, 2016 and 2015, realized losses from the sale of available-for-sale securities were $2.445 and zero, respectively.

The following summarizes the carrying value of marketable securities as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Historical cost	$13,551	$—
Unrealized loss included in accumulated other comprehensive loss	(1,115)	—
Balance, marketable securities, at fair value	$12,436	$—

NOTE 4 – CAPITALIZED SOFTWARE DEVELOPMENT COSTS

At September 30, 2016 and 2015, capitalized software development costs, net consisted of the following:

	For the Year Ended September 30,
	2016	2015
Capitalized software development costs	$90,800	$20,700
Less: accumulated amortization	(12,611)	—
Capitalized software development costs, net	$78,189	$20,700

For the years ended September 30, 2016 and 2015, the Company recorded amortization expense of $12,611 and $0, respectively. The Company reviewed it capitalized software development costs for impairments. Based on this review, during the years ended September 30, 2016 and 2015, the Company did not record any impairment losses.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. During fiscal 2015, the Company received payments under the contract totaling $16,000. In connection with this agreement during the years ended September 30, 2016 and 2015, the Company, recognized revenues related party of $8,000 and $4,000, respectively, and at September 30, 2016, the Company had deferred revenue – related party of $4,000 which is being recognized as revenue over the remaining term of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the years ended September 30, 2016 and 2015, aggregate revenues – related party amount to $12,585 and $4,000, and at September 30, 2016 and 2015, deferred revenue – related party amounted to $4,000 and $12,000, respectively.

During the year ended September 30, 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. At September 30, 2016 and 2015, the Company owed Cyprus $3,173 and $3,173, respectively.

During the year ended September 30, 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At September 30, 2016 and 2015, the Company owed its Chief Executive Officer $10 and $10, respectively.

In addition to stock-based compensation (see Note 5), for the years ended September 30, 2016 and 2015, the Company paid cash compensation to a member of its board of directors in the amount of $12,200 and $4,800 in connection with a written agreement with the director, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. No shares of preferred stock have been issued as of September 30, 2016 and 2015.

Common Stock

From December 2014 to May 2015, the Company issued an aggregate of 4,343,750 shares of common stock to investors at a range from $.03 to $.18 per common share for cash proceeds of $146,000.

On April 15, 2015, the Company entered into an agreement with a member of its Board of Directors. In exchange for this member’s service to the Company as a director and Chief Operating Officer, the Company issued 150,000 shares of restricted common stock valued at $.16 per share, representing the most recent cash price paid per share, for a total value of $24,000 to the Director. The shares vest in four equal tranches every four months through April 15, 2016. The Company recorded compensation cost using the graded vesting method. Accordingly, the Company recorded compensation expense of $5,750 and $18,250 during the year ended September 30, 2016 and 2015, respectively.

In July 2015, the Company issued 70,000 shares of common stock valued at $.16 per common share or $11,200 to a third party vendor as part of a product development agreement. The shares were valued at the most recent cash price paid per share. In connection with these shares, the Company recorded capitalized development costs of $11,200.

On November 22, 2015, the Company issued 35,000 shares of common stock to an attorney for legal services rendered. The fair value of the shares was determined by using the most recent sale price of the common stock of $0.18 per common share. In connection with issuance of these common shares, for the nine months ended June 30, 2016, the Company recorded stock-based professional fees of $6,300.

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

On January 7, 2016, the Company issued 70,000 shares of common stock valued at $.18 per common share or $12,600 to a third party vendor as part of a product development agreement. The shares were valued at the most recent cash price paid per share. In connection with these shares, the Company recorded capitalized development costs of $12,600.

On May 19, 2016, the Company issued 146,667 shares of common stock for accounting services rendered. The fair value of the 146,667 shares was determined by using the most recent sale price of the common stock of $0.15 per common share for a fair value of $22,000. In connection with issuance of these common shares, for the year ended September 30, 2016, the Company recorded stock-based professional fees of $16,000 and a prepaid expense of $6,000 which will be recorded as stock-based professional fees over the remaining service period.

On June 16, 2016, the Company issued 45,000 shares of common stock for consulting services rendered. The fair value of the 45,000 shares was determined by using the most recent sale price of the common stock of $0.10 per common share for a fair value of $4,500. In connection with issuance of these common shares, for the nine months ended June 30, 2016, the Company recorded stock-based professional fees of $4,500.

On June 16, 2016, the Company issued 445,000 of shares of common stocks for cash of $49,000.

Effective August 1, 2016, the Company entered into a twelve month consulting agreement with an investor relations firm for investor relations services. In connection with this consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $2,000 per month for the first three months then $2,500 per month thereafter and 2) Monthly restricted stock for consulting and services fees paid in advance of services each month to consultant will be $6,000 per month; Such fee will be calculated and valued at the lower of the trailing 5-day volume-weighted average price or the closing price on the last day of each month. On August 1, 2016 and September 30, 2016, in connection with this agreement, the Company issued 40,000 and 40,000 shares of restricted stock to the consultant, respectively. The shares were valued at their fair value of $12,000 using the recent sale price of the common stock on the dates of grant of $0.15 per common share.

NOTE 7 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The Company did not have an income tax provision or benefit for the year ended September 30, 2016 or 2015. The Company has incurred losses and therefore has provided a full valuation allowance against net deferred tax assets as of September 30, 2016 and 2015.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the year ended September 30, 2016 and 2015 were as follows:

	Year Ended September 30, 2016	Year Ended September 30, 2015
Income tax benefit at U.S. statutory rate of 35%	$(49,862)	$(21,400)
State income tax, net of federal benefit	(4,986)	(2,140)
Change in valuation allowance	54,848	23,540
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
Deferred Tax Assets:
Net operating loss carryforward	$107,822	$52,974
Total deferred tax assets	107,822	52,974
Valuation allowance	(107,822)	(52,974)
Net deferred tax asset	$—	$—

NOTE 7 - INCOME TAXES (continued)

At September 30, 2016, the Company had U.S. net operating loss carryforwards of $280,057 for income tax purposes, which expire in varying amounts through 2036. The amount of any benefit from the Company’s U.S. tax net operating losses is dependent on: (1) its ability to generate future taxable income, and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any change in ownership greater than fifty percent under IRC section 382 places significant annual limitations on the use of the Company’s U.S. net operating losses to offset any future taxable U.S. income that may be generated.

The valuation allowance increased by $54,848 and $23,540 for the periods ended September 30, 2016 and 2015, respectively.

NOTE 7–SUBSEQUENT EVENTS

In October 2016, the Company issued 389,500 of shares of common stock for cash of $81,250.

Pursuant to a twelve month consulting agreement effective August 1, 2016 with an investor relations firm for investor relations services, on October 1, 2016, the Company issued 40,000 shares of restricted stock to the consultant. The shares were valued at their fair value of $6,000 using the recent sale price of the common stock on the dates of grant of $0.15 per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2016 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2016 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended September 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.       We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.       We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4.       We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.       We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective. The Chief Financial Officer has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement.

We have taken steps to remediate some of the weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting has not changed during the fourth quarter covered by this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors, executive officers and key employees are listed below. The number of directors is determined by the Board. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position
Wolfgang Ruecker	39	President, Chief Executive Officer and Director
Carl Podeyn	43	Secretary, Chief Operating Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Wolfgang Ruecker is the founder of GH Capital Inc., and has been the Company’s President, Chief Executive Officer and Director, since inception. Prior to this, Mr. Ruecker co-founded Global Humax Cypress in 2008, a payment processing provider in Europe. He continues to serve as a director and officer of Global Humax Cypress. Mr. Ruecker has over 15 years of experience in the financial services industry as a venture capitalist.

Carl Podeyn is the Secretary, Chief Operating Officer (CEO) and Director of the Company. He has served in these roles since April 15, 2015. Mr. Podeyn was employed by Capital One from 2012 to 2015. In these roles he specialized in billing disputes and fraud investigations. Prior to this, he was a loss mitigation specialist with IBM Global Business Services. Mr. Podeyn has a BA in Liberal Studies from Portland State University.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Family Relationships

There are no family relationships among any of our officers or directors.

Employment Agreements

Mr. Ruecker is not subject to any formal employment agreement. He has agreed to provide services to us without compensation until such time as either we have earnings from revenue, at which time we will re-consider paying them salaries.

On April 15, 2015, we entered into an agreement with Mr. Podeyn. In exchange for his service to the Company as a director, we issued 150,000 shares of restricted common stock valued at $.16 per share, representing the most recent cash price paid per share at that time, for a total value of $24,000 to Mr. Podeyn. The shares vested in four equal tranches every four months through April 15, 2016.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following sets forth information with respect to the compensation awarded or paid to Wolfgang Ruecker, our President and Chief Executive Officer and Carl Podeyn,our Chief Operating Officer for all services rendered in all capacities to us in fiscal year 2015 and 2016. These executive officers are referred to as the “named executive officers” throughout this report.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal year 2015 and 2016.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Wolfgang Ruecker President and Chief Executive Officer	2016	$—	$—	$—	$—	$—	$—	$—
	2015	$—	$—	$—	$—	$—	$—	$—
Carl Podeyn COO and Director (1)	2016	$—	$—	$—	$—	$—	$12,800	$12,800
	2015	$—	$—	$24,000	$—	$—	$4,200	$28,200

(1)	During the year ended September 30, 2015, Mr. Podeyn received cash of $4,200 and 150,000 common shares valued at $0.16 per share of $24,000. During the year ended September 30, 2016, Mr. Podeyn received cash of $12,800.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal year 2016.

Compensation of Directors

Other than compensation expense disclosed above, our directors receive no other compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

None.

The following table sets forth certain information as of December 13, 2016 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. Each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address (1)	Number of Shares Beneficially Owned	Percent of Class (2)
5% Shareholders
ROCHE BOSEK	5,150,000	14.69%
THOMAS MIELKE	3,581,250	10.22%
ERIK SVEN OETZBACH	2,500,000	7.13%
WOLFGANG RUECKER (3)	20,050,000	57.21%
Directors and Executive Officers
WOLFGANG RUECKER (3)	20,050,000	57.21%
CARL C PODEYN	152,500	0.44%

All directors and officers as a group (2 people)	20,202,500	57.65%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o GH Capital Inc., 200 South Biscayne Boulevard, Suite 2790, Miami, FL 33131.
(2)	Based on 35,046,917 shares of common stock issued and outstanding as of December 13, 2016.
(3)	Includes 50,000 shares held by Tuxedo Capital Ltd., a company controlled by Wolfgang Ruecker.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a related party. Cyprus is related to the Company since Mr. Ruecker owns and operates Cyprus. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. The services include, but are not limited to: i) providing Cyprus with access to ClickDirectPay, and ii) providing consulting services to Cyprus. A copy of the agreement has been filed as an exhibit hereto. To date, the Company has received payments under the contract totaling $16,000, which is being recognized as revenue over the term of the agreement. For the years ended September 30, 2016 and 2015, revenues – related party amount to $12,585 and $4,000, and at September 30, 2016 and 2015, deferred revenue – related party amounted to $4,000 and $12,000, respectively.

In addition to stock-based compensation, for the years ended September 30, 2016 and 2015, we paid cash compensation to a member of our board of directors in the amount of $12,200 and $4,800 in connection with a written agreement with the director, respectively.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, on May 5, 2014, we issued 20,000,000 shares of our common stock to our founder, Wolfgang Ruecker, at a value of $.055 per shares in exchange for the founder paying $11,000 of Company expenses. In connection with issuance of these common shares, we recorded a subscription receivable of $11,000 which was reflected on the accompanying balance sheet at September 30, 2014 and was received in fiscal 2015 in the form of legal and other expenses paid by the founder.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, during the period from May 5, 2014 (inception) to September 30, 2014, we issued 9,000,000 shares of common stock to initial investors in exchange for the initial investors’ payment of the Company’s legal fees and expenses totaling $50,250. In connection with issuance of these common shares, during the period from May 5, 2014 (inception) to September 30, 2014, we reduced accounts payable by $34,875, the amount that such investors paid for our legal fees and other expenses, and recorded a subscription receivable of $15,375 which was reflected on the accompanying balance sheet at September 30, 2014. In October 2014, such investors paid additional legal fees and expenses on behalf of the Company and we reduced the subscription receivable. The 9,000,000 shares of common stock were valued at a range from $.0055 to $.0058 per common share.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, on April 15, 2015, we entered into an agreement with a member of our Board of Directors. In exchange for this member’s service to us as a director and Chief Operating Officer, we issued 150,000 shares of restricted common stock valued at $.16 per share, representing the most recent cash price paid per share at that time, for a total value of $24,000 to the Director. The shares vest in four equal tranches every four months through April 15, 2016. We recorded compensation cost using the graded vesting method. Accordingly, we recorded compensation expense of $5,750 and $18,250 during the year ended September 30, 2016 and 2015,respectively.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Neither Wolfgang Reucker nor Carl Podeyn are considered independent because each is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

D’Arelli Pruzansky, P.A. has served as our independent registered public accountants for the years ended September 30, 2016 and 2015.

Audit Fees

For the Company’s fiscal years ended September 30, 2016 and 2015, we were billed approximately $16,500 for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended September 30, 2016 and 2015.

Tax Fees

For the Company’s fiscal years ended September 30, 2016 and 2015, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our independent auditors for the fiscal years ended September 30, 2016 and 2015.

Pre-Approval Policies

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

All of the above services and fees were reviewed and approved by the entire board of directors before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(2)	Letter of Intent with Akshar Technologies Ltd.
10.2(2)	Addendum to Letter of Intent with Akshar Technologies Ltd.
10.3(2)	Director Agreement with Carl Podeyn
10.4(2)	Gateway Processing Agreement between the Company and Global Humax Cyprus Ltd.
10.5(2)	Investor Relations Consulting Agreement
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s previously filed Form S-1 Registration Statement, on June 2, 2016.

(2)	Incorporated by reference to the Company’s previously filed Form S-1 Registration Statement, amendment 2, on August 26, 2016

+	In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, there onto duly authorized, in the City of Miami, State of Florida, on December 19, 2016.

GH CAPITAL INC.

Date: December 19, 2016	By:	/s/Wolfgang Ruecker
Wolfgang Ruecker
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/Wolfgang Ruecker	President, Chief Executive Officer, Chief Financial Officer, Controller and Director	December 19, 2016
Wolfgang Ruecker

/s/Carl Podeyn	Chief Operating Officer and Director	December 19, 2016

Carl Podeyn