Form 10-Q
period 2016-12-31
GH Capital Inc.
filed 2017-02-14
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-211778

GH CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Florida	38-3955212
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 South Biscayne Boulevard, Suite 2790
Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

(305) 714-9397
(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,206,917 shares as of February 14, 2017.

GH CAPITAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GH CAPITAL INC.

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2016	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$52,606	$34,572
Marketable securities	10,585	12,436
Accounts receivable	250	—
Accounts receivable - related party	1,243	1,223
Prepaid expenses and other current assets	500	6,000

Total Current Assets	65,184	54,231

Capitalized software development costs, net	70,622	78,189

Total Assets	$135,806	$132,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,584	$6,359
Accrued expenses	22,500	25,500
Due to related parties	3,183	3,183
Deferred revenue - related party	2,000	4,000

Total Current Liabilities	44,267	39,042

Stockholders' Equity:
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at December 31, 2016 and September 30, 2016)	—	—
Common stock ($0.0001 par value; 490,000,000 shares authorized; 35,046,917 and 34,617,417 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively)	3,505	3,462
Additional paid-in capital	458,295	371,088
Accumulated deficit	(370,958)	(280,057)
Accumulated other comprehensive income (loss) - marketable securities	697	(1,115)

Total Stockholders' Equity	91,539	93,378

Total Liabilities and Stockholders' Equity	$135,806	$132,420

See accompanying condensed notes to unaudited financial statements.

GH CAPITAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	December 31,
	2016	2015
Revenues:
Third party	$1,063	$7,500
Related party	5,598	2,000

Total revenues	6,661	9,500

Cost of revenues	6,530	2,773

Gross profit	131	6,727

Operating Expenses:
Compensation	6,900	5,350
Amortization of software development costs	7,567	—
Professional fees	64,616	10,638
Other selling, general and administrative expenses	8,080	2,891

Total operating expenses	87,163	18,879

Loss from operations	(87,032)	(12,152)

Other Expenses:
Loss from foreign currency transactions	(302)	(696)
Loss on sale of marketable securities	(3,567)	—

Total other expenses	(3,869)	(696)

Loss before income taxes	(90,901)	(12,848)

Provision for income taxes	—	—

Net Loss	$(90,901)	$(12,848)

Comprehensive Loss:
Net loss	$(90,901)	$(12,848)

Unrealized gain on available-for-sale marketable securities	1,812	611

Comprehensive loss	$(89,089)	$(12,237)

Net Loss per Common Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding -
Basic and diluted	34,926,520	33,810,587

See accompanying condensed notes to unaudited financial statements.

GH CAPITAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,901)	$(12,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and fees	12,000	6,900
Amortization of software development costs	7,567	—
Loss on sale of marketable securities	3,567	—
Changes in operating assets and liabilities:
Accounts receivable	(250)	—
Accounts receivable - related party	(20)	—
Prepaid expenses	(500)	6,525
Accounts payable	10,225	1,562
Accrued expenses	(3,000)	—
Deferred revenue - related party	(2,000)	(2,000)
Deferred revenue	—	(7,500)

Net cash used in operating activities	(63,312)	(7,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(659)	(14,984)
Proceeds from sale of marketable securities	755	—
Capitalized software development costs	—	(13,000)

Net cash provided by (used in) investing activities	96	(27,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	81,250	—

Net cash provided by financing activities	81,250	—

Net increase (decrease) in cash	18,034	(35,345)

Cash - beginning of period	34,572	128,627

Cash - end of period	$52,606	$93,282

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$—	$6,300
Unrealized gain on marketable securities	$1,812	$611

See accompanying condensed notes to unaudited financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

GH Capital Inc. (the “Company”), a Florida corporation, was formed on May 5, 2014 and commenced operations in October 2014. The Company provides online payment processing services to consumers, primarily in Europe.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the years ended September 30, 2016 and 2015 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on December 19, 2016.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $90,901 for the three months ended December 31, 2016. The net cash used in operations was $63,312 for the three months ended December 31, 2016. Additionally, the Company had an accumulated deficit of $370,958 at September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in the process in building its customer base and expects to generate increased revenues and the Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although the Company has historically raised capital from sales of common stock, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, due to related parties, deferred revenue – related party and deferred revenue approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance, except as noted below.

The Company’s financial instruments consist primarily of marketable securities, accounts receivable, accounts payable, and certain accrued liabilities. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see note 3). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The fair value of marketable securities categorized as Level 1 that are measured on a recurring basis totaled $10,585 and $12,436 as of December 31, 2016 and September 30, 2016, respectively.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents The Company had no cash equivalents during the three months ended December 31, 2016 and 2015.

Concentration of Credit Risk and Revenues

The Company maintains its cash in financial institutions for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At times, cash balances may exceed the federally insured limits. However, the Company has not experienced any losses on this balance.

During the three months ended December 31, 2016 and 2015, one customer who is a related party, accounted 84% and 21% of all of the Company’s revenues, respectively. During the three months ended December 31, 2016 and 2015, the Company had five and one customers which accounted for the remaining revenues during the periods, respectively.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2016 and September 30, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2014 to 2016 tax returns are subject to examination. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded during the three months ended December 31, 2016 and 2015.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share and Common Share Equivalent

Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The Company had no dilutive securities outstanding during the three months ended December 31, 2016 and 2015.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards (continued)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, Financial Instruments – Overall (Subtopic 825-10). The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report unrealized gains and losses in the fair value of available for sale marketable securities in current period earnings instead of other comprehensive income or loss. The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its financial statements.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 3 – MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. For the three months ended December 31, 2016 and 2015, realized losses from the sale of available-for-sale securities were $3,567 and zero, respectively.

The following summarizes the carrying value of marketable securities as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Historical cost	$9,888	$13,551
Unrealized loss included in accumulated other comprehensive gain (loss)	697	(1,115)
Balance, marketable securities, at fair value	$10,585	$12,436

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. During fiscal 2015, the Company received payments under the contract totaling $16,000. In connection with this agreement during the three months ended December 31, 2016 and 2015, the Company recognized revenues - related party of $2,000 and $2,000, respectively, and at December 31, 2016, the Company had deferred revenue – related party of $2,000 which is being recognized as revenue over the remaining term of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the three months ended December 31, 2016 and 2015, aggregate revenues – related party amount to $5,598 and $2,000.

During the year ended September 30, 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. At December 31, 2016 and September 30, 2016, the Company owed Cyprus $3,173 and $3,173, respectively.

During the year ended September 30, 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At December 31, 2016 and September 30, 2016, the Company owed its Chief Executive Officer $10 and $10, respectively.

For the three months ended December 31, 2016 and 2015, in connection with a written agreement with the director, the Company paid cash compensation to a member of its board of directors in the amount of $6,900 and $1,600, respectively.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. No shares of preferred stock have been issued as of December 31, 2016 and September 30, 2016.

Common Stock

In October 2016, the Company issued 389,500 of shares of common stock for cash of $81,250.

Effective August 1, 2016, the Company entered into a twelve month consulting agreement (the “Consulting Agreement”) with an investor relations firm for investor relations services. In connection with this consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $2,000 per month for the first three months then $2,500 per month thereafter and 2) Monthly restricted stock for consulting and services fees paid in advance of services each month to consultant will be $6,000 per month; Such fee will be calculated and valued at the lower of the trailing 5-day volume-weighted average price or the closing price on the last day of each month. On October 1, 2016, the Company issued 40,000 shares of restricted stock to the consultant. The shares were valued at their fair value of $6,000 using the recent sale price of the common stock on the dates of grant of $0.15 per common share.

NOTE 7– SUBSEQUENT EVENTS

In connection with the Consulting Agreement, in January 2017, the Company issued 160,000 shares of restricted stock to the consultant. The shares were valued at their fair value of $24,000 using the recent sale price of the common stock on the dates of grant of $0.15 per common share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on December 19, 2016.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Business Overview

We were incorporated on May 5, 2014 in the State of Florida. We intend to generate revenue through licensing our technology to third parties in Europe. More specifically, we will focus our sales efforts in Germany, Austria and Spain. At this time, we have no significant assets.

For the three months ended December 31, 2016 and 2015, we generated revenues of $6,661 and $9,500, including revenues from a related party of $5,598 and $2,000, respectively. All of the related party revenues were from Global Humax Cyprus Ltd. (“Cyprus”).

Additionally, for the three months ended December 31, 2016 and 2015, net loss amounted to $90,901 and $12,848, respectively. Since inception, our business activity has focused on the development of our corporate entity, business plan, marketing strategy, contact development, website design and product design, and development of our payment gateway called “ClickDirectPay”.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, Financial Instruments – Overall (Subtopic 825-10). The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report changes in the fair value of their own liabilities in other comprehensive income (loss) instead of earnings, and this is the only provision of the update for which the FASB is permitting early adoption. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Revenues

For the three months ended December 31, 2016 and 2015, we had $6,661 and $9,500 in revenues, including revenues from a related party of $5,598 and $2,000, respectively. Revenues decreased due to a decrease in third party revenues of $6,437 consisting of a decrease in revenues of $7,500 generated pursuant to a one year contract and an increase in other third party revenues of $1,063, offset by an increase in related party revenues of $3,598. The related party revenues are derived from the Gateway Processing Agreement the Company has in place with an affiliate, Global Humax Cyprus Ltd. and other transaction service charges. Our affiliate agreed to pay an initial set up fee for access to ClickDirectPay and will pay a continuing annual fee and transaction processing fees under the terms of this agreement.

Cost of Revenues

For the three months ended December 31, 2016, we had $6,530 in cost of revenues as compared to $2,773 for the three months ended December 31, 2015, an increase of $3,757 or 135.4%. Cost of revenues increased primarily due to an increase in hosting and software maintenance fees.

Operating Expenses

For the three months ended December 31, 2016, we incurred $87,163 in operating expenses as compared to $18,879 for the three months ended December 31, 2015, an increase of $68,284 or 361.7%. Operating expenses consisted of the following:

	Three months Ended December 31,
	2016	2015

Compensation	$6,900	$5,350
Amortization of software development costs	7,567	—
Professional fees	64,616	10,638
Other selling, general and administrative expenses	8,080	2,891
Total	$87,163	$18,879

Operating expenses increased primarily due to

•	an increase in professional fees of $53,978 or 507.4%, primarily due to an increase in accounting fees of $9,000 due to the hiring of an accounting consultant, an increase in audit fees of $10,000, and an increase in investor relations fees of $25,000, and an increase in fees incurred to become a trading company of $12,000 offset by a decrease in legal fees of $3,631, and,
•	an increase in amortization of development costs of $7,567 which we started to amortize in May 2016.

Loss from Operations

For the three months ended December 31, 2016, we incurred a loss from operations of $87,032 as compared to $12,152 for the three months ended December 31, 2015, an increase of $74,880 or 616.2%. The increase of $74,880 was resulting from the discussion above.

Other Expenses

For the three months ended December 31, 2016, we incurred total other expenses of $3,869 as compared to $696 for the three months ended December 31, 2015. The increase in other expenses was related to the recording of a loss on sale of marketable securities of $3,567 offset by a decrease in loss from foreign currency transactions of $394.

Net Loss

For the three months ended December 31, 2016, we incurred a net loss of $90,901 or $(0.00) per common share as compared to $12,848 or $(0.00) per common share for the three months ended December 31, 2015, an increase of $78,053, resulting from the discussion above.

Unrealized Gain on Available-for-sale Marketable Securities

For the three months December 31, 2016, we incurred an unrealized gain on available-for-sale marketable securities of $1,812 as compared to $611 for the three months ended December 31, 2015, an increase of $1,201 related to our marketable securities that we invested during fiscal 2016.

Comprehensive Loss

For the three months ended December 31, 2016, we incurred a comprehensive loss of $89,089 as compared to $12,237 for the three months ended December 31, 2015, an increase of $76,852 resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $20,917 and $52,606 of cash at December 31, 2016 and working capital of $15,189 and $34,572 of cash at September 30, 2016.

Cash flows for the three months ended December 31, 2016 compared to the three months ended December 31, 2015

Net cash flow used in operating activities was $63,312 for the three months ended December 31, 2016 as compared to $7,361 for the three months ended December 31, 2015, an increase of $55,951.

•	Net cash flow used in operating activities for the three months ended December 31, 2016 primarily reflected a net loss of $90,901 and the add-back of non-cash items consisting of stock-based compensation of $12,000, amortization of development costs of $7,567, and a loss on sale of marketable securities of $3,567, and changes in operating assets and liabilities of $4,455. During the three months ended December 31, 2016, cash used in operating activities primarily consisted of payments of professional fees.

•	Net cash flow used in operating activities for the three months ended December 31, 2015 primarily reflected a net loss of $12.848 and the add-back of non-cash items consisting of stock-based compensation of $6.900, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $6.525, an increase in accounts payable of $1,562 and a decrease in deferred revenues of $9,500.

Net cash flow provided by investing activities was $96 for the three months ended December 31, 2016 as compared to net cash used in investing activities of $27,984 for the three months ended December 31, 2015. During the three months ended December 31, 2016, we purchased marketable securities of $659 offset by the receipt of proceeds from the sale of marketable securities of $755. During the three months ended December 31, 2015, we purchased marketable securities of $14,984 and incurred capitalized development costs of $13,000.

Net cash provided by financing activities was $81,250 for the three months ended December 31, 2016 as compared to $0 for the three months ended December 31, 2015. During the three months ended December 31, 2016, we received proceeds from the sale of common stock of $81,250.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

In October 2016, we issued 389,500 of shares of common stock for cash of $81,250.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

 As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses.

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

         Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2016, we issued 389,500 of shares of common stock for cash of $81,250.

Effective August 1, 2016, the Company entered into a twelve month consulting agreement with an investor relations firm for investor relations services. In connection with this consulting agreement, on October 1, 2016, we issued 40,000 shares of restricted stock to the consultant. The shares were valued at their fair value of $6,000 using the recent sale price of the common stock on the dates of grant of $0.15 per common share.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GH CAPITL, INC.

Dated: February 14, 2017	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Executive Officer (principal executive officer)

Dated: February 14, 2017	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Financial Officer (principal financial officer and principal accounting officer)