Form 10-Q
period 2017-03-31
GH Capital Inc.
filed 2017-05-22
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,044,318 shares as of May 22, 2017.

GH CAPITAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GH CAPITAL INC.

CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$18,075	$34,572
Marketable securities	2,273	12,436
Accounts receivable	519	—
Accounts receivable - related party	1,267	1,223
Prepaid expenses and other current assets	1,494,433	6,000

Total Current Assets	1,516,567	54,231

Capitalized software development costs, net	63,056	78,189

Total Assets	$1,579,623	$132,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,028	$6,359
Accrued expenses	19,500	25,500
Due to related parties	3,183	3,183
Deferred revenue - related party	—	4,000

Total Current Liabilities	32,711	39,042

Stockholders' Equity:
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at March 31, 2017 and September 30, 2016)	—	—
Common stock ($0.0001 par value; 490,000,000 shares authorized; 59,854,318 and 34,617,417 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively)	5,985	3,462
Additional paid-in capital	5,163,773	371,088
Accumulated deficit	(3,623,281)	(280,057)
Accumulated other comprehensive income (loss) - marketable securities	435	(1,115)

Total Stockholders' Equity	1,546,912	93,378

Total Liabilities and Stockholders' Equity	$1,579,623	$132,420

See accompanying condensed notes to unaudited financial statements.

GH CAPITAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues:
Third party	$868	$7,500	$1,931	$15,000
Related party	5,862	2,000	11,460	4,000

Total revenues	6,730	9,500	13,391	19,000

Cost of revenues	8,289	2,996	14,819	5,769

Gross (loss) profit	(1,559)	6,504	(1,428)	13,231

Operating Expenses:
Compensation	2,951,000	4,163	2,957,900	9,513
Amortization of software development costs	7,566	—	15,133	—
Professional fees	290,989	25,869	355,605	36,507
Other selling, general and administrative expenses	3,347	1,661	11,427	4,552

Total operating expenses	3,252,902	31,693	3,340,065	50,572

Loss from operations	(3,254,461)	(25,189)	(3,341,493)	(37,341)

Other Income (Expenses):
Gain (loss) from foreign currency transactions	264	22	(38)	(674)
Gain (loss) on sale of marketable securities	1,874	(2,445)	(1,693)	(2,445)

Total other income (expenses)	2,138	(2,423)	(1,731)	(3,119)

Loss before income taxes	(3,252,323)	(27,612)	(3,343,224)	(40,460)

Provision for income taxes	—	—	—	—

Net Loss	$(3,252,323)	$(27,612)	$(3,343,224)	$(40,460)

Comprehensive Loss:
Net loss	$(3,252,323)	$(27,612)	$(3,343,224)	$(40,460)

Unrealized (loss) gain on available-for-sale marketable securities	(262)	1,646	1,550	2,257

Comprehensive loss	$(3,252,585)	$(25,966)	$(3,341,674)	$(38,203)

Net Loss per Common Share - basic and diluted	$(0.07)	$(0.00)	$(0.09)	$(0.00)

Weighted Average Common Shares Outstanding -
Basic and diluted	43,441,895	33,896,083	39,137,420	33,852,745

See accompanying condensed notes to unaudited financial statements.

GH CAPITAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,343,224)	$(40,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and fees	3,225,802	11,612
Amortization of software development costs	15,133	—
Loss on sale of marketable securities	1,693	—
Changes in operating assets and liabilities:
Accounts receivable	(519)	—
Accounts receivable - related party	(44)	—
Prepaid expenses	(46,285)	6,525
Accounts payable	15,669	15,384
Accrued expenses	(6,000)	—
Deferred revenue - related party	(4,000)	(4,000)
Deferred revenue	—	(15,000)

Net cash used in operating activities	(141,775)	(25,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(659)	(19,162)
Proceeds from sale of marketable securities	10,679	5,612
Capitalized software development costs	—	(32,174)

Net cash provided by (used in) investing activities	10,020	(45,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	115,258	—

Net cash provided by financing activities	115,258	—

Net decrease in cash	(16,497)	(71,663)

Cash - beginning of period	34,572	128,627

Cash - end of period	$18,075	$56,964

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$1,686,084	$6,300
Common stock issued for accounts payable	$12,000	$—
Unrealized gain (loss) on marketable securities	$1,550	$(2,256)

See accompanying condensed notes to unaudited financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $3,343,224 for the six months ended March 31, 2017. The net cash used in operations was $141,775 for the six months ended March 31, 2017. Additionally, the Company had an accumulated deficit of $3,623,281 at March 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in the process in building its customer base and expects to generate increased revenues and the Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although the Company has historically raised capital from sales of common stock, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

The Company’s financial instruments consist primarily of marketable securities, accounts receivable, accounts payable, and certain accrued liabilities. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see note 3). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The fair value of marketable securities categorized as Level 1 that are measured on a recurring basis totaled $2,273 and $12,436 as of March 31, 2017 and September 30, 2016, respectively.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents The Company had no cash equivalents during the six months ended March 31, 2017 and 2016.

Concentration of Credit Risk and Revenues

The Company maintains its cash in financial institutions for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At times, cash balances may exceed the federally insured limits. However, the Company has not experienced any losses on this balance.

During the six months ended March 31, 2017 and 2016, one customer who is a related party, accounted 86% and 21% of all of the Company’s revenues, respectively. During the six months ended March 31, 2017 and 2016, the Company had nine and one customers which accounted for the remaining revenues during the periods, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $1,494,433 and $6,000 at March 31, 2017 and September 30, 2016, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements. Included in other current assets are other receivables of $36,119 and $0 at March 31, 2017 and September 30, 2016, respectively. The Company collected the other receivables in May 2017.

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

March 31, 2017

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

March 31, 2017

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2017 and September 30, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2014 to 2016 tax returns are subject to examination. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded during the six months ended March 31, 2017 and 2016.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share and Common Share Equivalent

Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The Company had no dilutive securities outstanding during the six months ended March 31, 2017 and 2016.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. The FASB has approved a one-year deferral of the effective date with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”) as part of FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU 2016-09 focuses on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 3 – MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. For the six months ended March 31, 2017 and 2016, realized losses from the sale of available-for-sale securities were $1,693 and $2,445, respectively.

The following summarizes the carrying value of marketable securities as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Historical cost	$1,838	$13,551
Unrealized gain (loss) included in accumulated other comprehensive gain (loss)	435	(1,115)
Balance, marketable securities, at fair value	$2,273	$12,436

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the six months ended March 31, 2017 and 2016, aggregate revenues – related party amount to $11,460 and $4,000.

During the year ended September 30, 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. At March 31, 2017 and September 30, 2016, the Company owed Cyprus $3,173 and $3,173, respectively.

During the year ended September 30, 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At March 31, 2017 and September 30, 2016, the Company owed its Chief Executive Officer $10 and $10, respectively.

For the six months ended March 31, 2017 and 2016, in connection with a written agreement with the director, the Company paid cash compensation to a member of its board of directors in the amount of $12,900 and $4,200, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. No shares of preferred stock have been issued as of March 31, 2017 and September 30, 2016.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Common Stock

Between October 2016 and March 2017, the Company issued 571,900 of shares of common stock for cash of $115,258.

Effective August 1, 2016, the Company entered into a twelve month consulting agreement (the “Consulting Agreement”) with an investor relations firm for investor relations services. In connection with this consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $2,000 per month for the first three months then $2,500 per month thereafter and 2) Monthly restricted stock for consulting and services fees paid in advance of services each month to consultant will be $6,000 per month; Such fee will be calculated and valued at the lower of the trailing 5-day volume-weighted average price or the closing price on the last day of each month. On October 1, 2016, the Company issued 40,000 shares of restricted stock to the consultant. The shares were valued at their fair value of $6,000 using the recent sale price of the common stock on the dates of grant of $0.15 per common share. During the six months ended March 31, 2017, the Company recognized stock based compensation of $6,000.

In connection with a consulting agreement, on January 23, 2017, the Company issued 160,000 shares of restricted stock to a consultant for services that covered from November 2016 through February 2017. The shares were valued at their fair value of $30,400 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. Additionally, on March 10, 2017, the Company issued 300,001 shares of restricted stock to the same consultant for services covering from March 2017 through July 2017. The shares were valued at their fair value of $51,000 using the most recent sale price on March 9, 2017 of the common stock on the dates of grant of $0.17 per common share. During the six months ended March 31, 2017, the Company recognized stock based compensation of $30,867, reduced accounts payable of $12,000 and recorded prepaid expense of $38,533 to be amortized from April 2017 to July 2017.

In connection with various consulting agreements, on March 3, 2017, the Company issued 8,545,000 shares of restricted stock to eight consultants for services covering from March 2017 through September 2017. The shares were valued at their fair value of $1,623,550 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. During the six months ended March 31, 2017, the Company recognized stock based compensation of $231,936 and prepaid expense of $1,391,614 to be amortized over the term of the consulting agreements.

On March 23, 2017, the Company issued 120,000 shares of restricted stock to another consultant for accounting services covering from January 2017 through December 2017. The shares were valued at their fair value of $24,000 using the most recent sale price on March 21, 2017 of the common stock on the dates of grant of $0.20 per common share. During the six months ended March 31, 2017, the Company recognized stock based compensation of $6,000 and prepaid expense of $18,000 to be amortized from April 2017 to December 2017.

On February 27, 2017, in connection with Director Agreements, the Company issued 15,500,000 shares of restricted stock to a director and CEO of the Company. The 15,500,000 shares of common stock are considered fully vested on the date of grant. The shares were valued at their fair value of $2,945,000 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. During the six months ended March 31, 2017, the Company recognized stock based compensation of $2,945,000 on these fully vested shares as there were no forfeiture provision in accordance with ASC 718.

NOTE 7– SUBSEQUENT EVENTS

In connection with a consulting agreement, in April 2017, the Company has been engaged by a third party to provide services such as development of corporate, capital structures, investor relations strategies and other services to assist on becoming a public company. In exchange for such services the Company shall receive 18,000,000 shares of the third party’s restricted stock.

In connection with a software licensing agreement, in May 2017, the Company issued 190,000 shares of restricted stock to a licensor. Per the agreement, the licensor grants to the Company a non-exclusive, non-assignable right and license to operate a certain software in connection with its business of accepting payments and providing payment solutions. The shares were valued at their fair value of $38,000 using the most recent sale price on March 21, 2017 of the common stock on the dates of grant of $0.20 per common share.

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

For the six months ended March 31, 2017 and 2016, we generated revenues of $13,391 and $19,000, including revenues from a related party of $11,460 and $4,000, respectively. For the three months ended March 31, 2017 and 2016, we generated revenues of $6,730 and $9,500, including revenues from a related party of $5,862 and $2,000, respectively. All of the related party revenues were from Global Humax Cyprus Ltd. (“Cyprus”).

Additionally, for the six months ended March 31, 2017 and 2016, net loss amounted to $3,343,224 and $40,460, respectively. For the three months ended March 31, 2017 and 2016, net loss amounted to $3,252,323 and $27,612, respectively. Since inception, our business activity has focused on the development of our corporate entity, business plan, marketing strategy, contact development, website design and product design, and development of our payment gateway called “ClickDirectPay”.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. The FASB has approved a one-year deferral of the effective date with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”) as part of FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU 2016-09 focuses on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company’s adoption did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Revenues

For the six months ended March 31, 2017 and 2016, we generated revenues of $13,391 and $19,000, including revenues from a related party of $11,460 and $4,000, respectively. For the three months ended March 31, 2017 and 2016, we generated revenues of $6,730 and $9,500, including revenues from a related party of $5,862 and $2,000, respectively. Revenues decreased during the six months ended March 31, 2017 due to a decrease in third party revenues of $13,069 primarily due to a decrease in revenues of $15,000 generated pursuant to a one year contract and an increase in other third party revenues of $1,931, offset by an increase in related party revenues of $7,460. Revenues decreased during the three months ended March 31, 2017 due to a decrease in third party revenues of $6,632 primarily due to a decrease in revenues of $7,500 generated pursuant to a one year contract and an increase in other third party revenues of $868, offset by an increase in related party revenues of $3,862. The related party revenues are derived from the Gateway Processing Agreement the Company has in place with an affiliate, Global Humax Cyprus Ltd. and other transaction service charges. Our affiliate agreed to pay an initial set up fee for access to ClickDirectPay and will pay a continuing annual fee and transaction processing fees under the terms of this agreement.

Cost of Revenues

For the six months ended March 31, 2017, we had $14,819 in cost of revenues as compared to $5,769 for the six months ended March 31, 2016, an increase of $9,050 or 157%. For the three months ended March 31, 2017, we had $8,289 in cost of revenues as compared to $2,996 for the three months ended March 31, 2016, an increase of $5,293 or 177%.Cost of revenues increased primarily due to an increase in hosting and software maintenance fees.

Operating Expenses

For the six months ended March 31, 2017, we incurred $3,340,065 in operating expenses as compared to $50,572 for the six months ended March 31, 2016, an increase of $3,289,493 or 6,505%. For the three months ended March 31, 2017, we incurred $3,252,902 in operating expenses as compared to $31,693 for the three months ended March 31, 2016, an increase of $3,221,209 or 10,164%. Operating expenses consisted of the following:

Operating expenses increased primarily due to

•

an increase in compensation of $2,948,387 primarily due to stock based compensation to our director and CEO for $2,945,000, professional fees of $319,098 primarily due to an increase in consulting and investor relations services of $291,303 and accounting fees of $14,968 due to the hiring of an accounting consultant and increase audit fees of $13,000, and an increase in fees incurred to become a trading company of $12,000 offset by a decrease in legal fees of $6,781, for the six months ended March 31, 2017. An increase in compensation of $2,946,837 primarily due to stock based compensation to our director and CEO for $2,945,000, professional fees of $265,120 primarily due to an increase in consulting and investor relations services of $266,303 offset by a decrease in legal fees of $3,150, for the three months ended March 31, 2017, and

•	an increase in amortization of development costs of $7,566 and $15,133 for the three and six months ended March 31, 2017, respectively, for the which we started to amortize in May 2016.

Loss from Operations

For the six months ended March 31, 2017, we incurred a loss from operations of $3,341,493 as compared to $37,341 for the six months ended March 31, 2016, an increase of $3,304,152 or 8,849%. For the three months ended March 31, 2017, we incurred a loss from operations of $3,254,461 as compared to $25,189 for the three months ended March 31, 2016, an increase of $3,229,272 or 12,820%. These increases were resulting from the discussion above.

Other Expenses

For the six months ended March 31, 2017, we incurred total other expenses of $1,731 as compared to $3,119 for the six months ended March 31, 2016. For the three months ended March 31, 2017, we incurred total other income (expense) of $2,138 as compared to ($2,423) for the three months ended March 31, 2016. The decrease in other expenses was related to the recording of a gain (loss) on sale of marketable securities of $1,874 and ($1,693) during the three and six months ended March 31, 2017 as compared to ($2,445) for both comparable periods in fiscal 2016.

Net Loss

For the six months ended March 31, 2017, we incurred a net loss of $3,343,224 or $(0.09) per common share as compared to $40,460 or $(0.00) per common share for the six months ended March 31, 2016. For the three months ended March 31, 2017, we incurred a net loss of $3,252,323 or $(0.07) per common share as compared to $27,612 or $(0.00) per common share for the three months ended March 31, 2016. These increases were resulting from the discussion above.

Unrealized Gain on Available-for-sale Marketable Securities

For the six months ended March 31, 2017, we incurred an unrealized gain on available-for-sale marketable securities of $1,550 as compared to $2,257 for the three months ended March 31, 2016, a decrease of $707 related to our marketable securities that we invested during fiscal 2016. For the three months ended March 31, 2017, we incurred an unrealized gain (loss) on available-for-sale marketable securities of ($262) as compared to $1,646 for the three months ended March 31, 2016, a decrease of $1,908 related to our marketable securities that we invested during fiscal 2016.

Comprehensive Loss

For the six months ended March 31, 2017, we incurred a comprehensive loss of $3,341,674 as compared to $38,203 for the six months ended March 31, 2016. For the three months ended March 31, 2017, we incurred a comprehensive loss of $3,252,585 as compared to $25,966 for the three months ended March 31, 2016. These increases were resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $1,483,856 and $18,075 of cash at March 31, 2017 and working capital of $15,189 and $34,572 of cash at September 30, 2016.

Cash flows for the six months ended March 31, 2017 compared to the six months ended March 31, 2016

Net cash flow used in operating activities was $141,775 for the six months ended March 31, 2017 as compared to $25,939 for the six months ended March 31, 2016, an increase of $107,962.

•	Net cash flow used in operating activities for the six months ended March 31, 2017 primarily reflected a net loss of $3,343,224 and the add-back of non-cash items consisting of stock-based compensation of $3,225,802, amortization of development costs of $15,133, and a loss on sale of marketable securities of $1,693, offset by changes in operating assets and liabilities of $41,179 primarily related to an increase in prepaid expenses of $46,285. During the six months ended March 31, 2017, cash used in operating activities primarily consisted of payments of professional fees.

•	Net cash flow used in operating activities for the six months ended March 31, 2016 primarily reflected a net loss of $40,460 and the add-back of non-cash items consisting of stock-based compensation of $11,612, and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $6,525, an increase in accounts payable of $15,384 and a decrease in deferred revenues of $15,000.

Net cash flow provided by investing activities was $10,020 for the six months ended March 31, 2017 as compared to net cash used in investing activities of $45,724 for the six months ended March 31, 2016. During the six months ended March 31, 2017, we purchased marketable securities of $659 offset by the receipt of proceeds from the sale of marketable securities of $10,679. During the six months ended March 31, 2016, we purchased marketable securities of $19,162 and incurred capitalized development costs of $32,174 offset by the receipt of proceeds from the sale of marketable securities of $5,612.

Net cash provided by financing activities was $115,258 for the six months ended March 31, 2017 as compared to $0 for the six months ended March 31, 2016. During the six months ended March 31, 2017, we received proceeds from the sale of common stock of $115,258.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Between October 2016 and March 2017, the Company issued 571,900 of shares of common stock for cash of $115,258.

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

          Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 2017 and March 2017, the Company issued an aggregate of 182,400 of shares of common stock for cash of $34,008.

In connection with a consulting agreement, on January 23, 2017, the Company issued 160,000 shares of restricted stock to the consultant. The shares were valued at their fair value of $30,400 using the most recent sale price of the common stock on the dates of grant of $0.19 per common share. On March 10, 2017, the Company issued 300,001 shares of restricted stock to the same consultant. The shares were valued at their fair value of $51,000 using the recent sale price of the common stock on the dates of grant of $0.17 per common share.

On February 27, 2017, in connection with Director Agreements, the Company issued 15,500,000 shares of restricted stock to a director and CEO of the Company. The shares were valued at their fair value of $2,945,000 using the most recent sale price of the common stock on the dates of grant of $0.19 per common share.

In connection with various consulting agreements, on March 3, 2017, the Company issued 8,545,000 shares of restricted stock to eight consultants. The shares were valued at their fair value of $1,623,550 using the most recent sale price of the common stock on the dates of grant of $0.19 per common share.

On March 23, 2017, the Company issued 120,000 shares of restricted stock to a consultant in connection with accounting services. The shares were valued at their fair value of $24,000 using the most recent sale price of the common stock on the dates of grant of $0.20 per common share.

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

GH CAPITAL, INC.

Dated: May 22, 2017	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Executive Officer (principal executive officer)

Dated: May 22, 2017	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Financial Officer (principal financial officer and principal accounting officer)