Form 10-Q
period 2017-06-30
GH Capital Inc.
filed 2017-08-14
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55798

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,661,818 shares as of August 11, 2017.

GH CAPITAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GH CAPITAL INC.

CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$28,619	$34,572
Marketable securities	2,416	12,436
Accounts receivable	1,510	—
Accounts receivable - related party	902	1,223
Prepaid expenses and other current assets	724,107	6,000

Total Current Assets	757,554	54,231

Software development costs, net	—	78,189
Intangible asset, net	34,833	—

Total Assets	$792,387	$132,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,306	$6,359
Accrued expenses	—	25,500
Due to related parties	3,183	3,183
Deferred revenue - related party	—	4,000

Total Current Liabilities	10,489	39,042

Stockholders' Equity:
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at June 30, 2017 and September 30, 2016)	—	—
Common stock ($0.0001 par value; 490,000,000 shares authorized; 60,661,818 and 34,617,417 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively)	6,066	3,462
Additional paid-in capital	5,325,192	371,088
Accumulated deficit	(4,549,938)	(280,057)
Accumulated other comprehensive income (loss) - marketable securities	578	(1,115)

Total Stockholders' Equity	781,898	93,378

Total Liabilities and Stockholders' Equity	$792,387	$132,420

See accompanying condensed notes to unaudited financial statements.

GH CAPITAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues:
Third party	$2,959	$—	$4,890	$15,000
Related party	2,669	3,361	14,129	7,361

Total revenues	5,628	3,361	19,019	22,361

Cost of revenues	7,341	2,752	22,160	8,521

Gross (loss) profit	(1,713)	609	(3,141)	13,840

Operating Expenses:
Compensation	104,000	4,038	3,061,900	13,550
Amortization of software development costs and intangible asset	10,734	5,443	25,867	5,443
Professional fees	750,546	27,306	1,106,151	63,813
Asset impairment	55,489	—	55,489	—
Other selling, general and administrative expenses	4,406	4,303	15,833	—

Total operating expenses	925,175	41,090	4,265,240	82,806

Loss from operations	(926,888)	(40,481)	(4,268,381)	(68,966)

Other Income (Expenses):
Gain (loss) from foreign currency transactions	230	(455)	192	(1,129)
Gain (loss) on sale of marketable securities	—	—	(1,693)	(2,445)
Interest income	1	—	1	—

Total other income (expenses)	231	(455)	(1,500)	(3,574)

Loss before income taxes	(926,657)	(40,936)	(4,269,881)	(72,540)

Provision for income taxes	—	—	—	—

Net Loss	$(926,657)	$(40,936)	$(4,269,881)	$(72,540)

Comprehensive Loss:
Net loss	$(926,657)	$(40,936)	$(4,269,881)	$(72,540)

Unrealized gain (loss) on available-for-sale marketable securities	143	(304)	1,693	(2,561)

Comprehensive loss	$(926,514)	$(41,240)	$(4,268,188)	$(75,101)

Net Loss per Common Share - basic and diluted	$(0.02)	$(0.00)	$(0.09)	$(0.00)

Weighted Average Common Shares Outstanding -
Basic and diluted	60,201,735	34,041,519	46,157,586	33,915,440

See accompanying condensed notes to unaudited financial statements.

GH CAPITAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,269,881)	$(72,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and professional fees	4,021,135	29,150
Amortization of software development costs and intangible asset	25,867	5,443
Asset impairment	55,489	—
Loss on sale of marketable securities	1,693	2,445
Changes in operating assets and liabilities:
Accounts receivable	(1,510)	—
Accounts receivable - related party	321	—
Prepaid expenses	28,708	5,812
Accounts payable	12,947	(91)
Accrued expenses	(2,000)	31,500
Deferred revenue - related party	(4,000)	(6,000)
Deferred revenue	—	(15,000)

Net cash used in operating activities	(131,231)	(19,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(659)	(19,162)
Proceeds from sale of marketable securities	10,679	3,166
Capitalized software development costs	—	(64,673)

Net cash provided by (used in) investing activities	10,020	(80,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	115,258	47,100

Net cash provided by financing activities	115,258	47,100

Net decrease in cash	(5,953)	(52,850)

Cash - beginning of period	34,572	128,627

Cash - end of period	$28,619	$75,777

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$1,010,358	$12,600
Common stock issued for accrued expenses	$23,500	$—
Common stock issued for intangible asset	$38,000	$—

See accompanying condensed notes to unaudited financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $4,269,881 for the nine months ended June 30, 2017. The net cash used in operations was $131,231 for the nine months ended June 30, 2017. Additionally, the Company had an accumulated deficit of $4,549,938 at June 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in the process in building its customer base and expects to generate increased revenues and the Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although the Company has historically raised capital from sales of common stock, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

The Company’s financial instruments consist primarily of marketable securities, accounts receivable, accounts payable, and certain accrued liabilities. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see note 3). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The fair value of marketable securities categorized as Level 1 that are measured on a recurring basis totaled $2,416 and $12,436 as of June 30, 2017 and September 30, 2016, respectively.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents during the nine months ended June 30, 2017 and 2016.

Concentration of Credit Risk and Revenues

The Company maintains its cash in financial institutions for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At times, cash balances may exceed the federally insured limits. However, the Company has not experienced any losses on this balance.

During the nine months ended June 30, 2017 and 2016, one customer who is a related party, accounted 74% and 33% of all of the Company’s revenues, respectively. During the nine months ended June 30, 2017 and 2016, the Company had nine and one customers which accounted for the remaining revenues during the periods, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $724,107 and $6,000 at June 30, 2017 and September 30, 2016, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

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

June 30, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized Software Development Costs

Software development costs related to the development of the Company’s electronic payment platform software, which is developed for internal use, falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology's estimated useful life of three years. In May 2016, the Company began amortizing its capitalized development costs. For the nine months ended June 30, 2017 and June 30, 2016 amortization expense related to capitalized software development costs were $15,133 and $5,443 respectively and the accumulated amortization was $35,311 and $5,442 respectively.

Intangible Assets

Intangible assets with finite lives primarily consist of licensed technology and are amortized on a straight-line basis over the expected period to be benefited by future cash flows of two years and reviewed for impairment. For the nine months ended June 30, 2017 and June 30, 2016 amortization expense related to licensed technology were $3,167 and $0 respectively and the accumulated amortization was $3,167 and $0 respectively.

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

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable, as a result during the three months ended June 30, 2017, we recorded a non-cash impairment charge of $55,489 associated with our software development costs. These charges are included in the Consolidated Statements of Operations.

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

June 30, 2017

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2017 and September 30, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2014 to 2016 tax returns are subject to examination. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded during the nine months ended June 30, 2017 and 2016.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share and Common Share Equivalent

Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The Company had no dilutive securities outstanding during the nine months ended June 30, 2017 and 2016.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 was to be effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. The FASB has approved a one-year deferral of the effective date with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In January 2016, the FASB issued ASU No 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, Financial Instruments – Overall (Subtopic 825-10). The new guidance is intended to improve the recognition and measurement of financial instruments. This guidance requires that financial assets and financial liabilities must be separately presented by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The standard includes a requirement that businesses must report unrealized gains and losses in the fair value of available for sale marketable securities in current period earnings instead of other comprehensive income or loss. Early adoption is not permitted. The Company expects to adopt this guidance when effective, and does not expect this guidance to have a significant impact on its financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company is evaluating the impact this ASU will have on its financial statements and whether to early adopt.

In January 2017, the FASB issued the Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively, with early adoption permitted. The Company does not expect that adoption of ASU 2017-01 will have a material impact on its financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. For the nine months ended June 30, 2017 and 2016, realized losses from the sale of available-for-sale securities were $1,693 and $2,445, respectively.

The following summarizes the carrying value of marketable securities as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Historical cost	$1,838	$13,551
Unrealized gain (loss) included in accumulated other comprehensive gain (loss)	578	(1,115)
Balance, marketable securities, at fair value	$2,416	$12,436

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the nine months ended June 30, 2017 and 2016, aggregate revenues – related party amount to $14,129 and $7,361 respectively.

During the year ended September 30, 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. At June 30, 2017 and September 30, 2016, the Company owed Cyprus $3,713 and $3,173, respectively.

During the year ended September 30, 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At June 30, 2017 and September 30, 2016, the Company owed its Chief Executive Officer $10 and $10, respectively.

For the nine months ended June 30, 2017 and 2016, in connection with a written agreement with the director, the Company paid cash compensation to designated members of its board of directors in the amount of $16,900 and 7,200, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. No shares of preferred stock have been issued as of June 30, 2017 and September 30, 2016.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

Common Stock

Between October 2016 and March 2017, the Company issued 571,900 of shares of common stock for cash of $115,258.

Effective August 1, 2016, the Company entered into a twelve month consulting agreement (the “Consulting Agreement”) with an investor relations firm for investor relations services. In connection with this consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $2,000 per month for the first three months then $2,500 per month thereafter and 2) Monthly restricted stock for consulting and services fees paid in advance of services each month to consultant will be $6,000 per month; Such fee will be calculated and valued at the lower of the trailing 5-day volume-weighted average price or the closing price on the last day of each month. On October 1, 2016, the Company issued 40,000 shares of restricted stock to the consultant. The shares were valued at their fair value of $6,000 using the recent sale price of the common stock on the dates of grant of $0.15 per common share. On January 23, 2017, the Company issued 160,000 shares of restricted stock to this consultant for services that covered from November 2016 through February 2017. The shares were valued at their fair value of $30,400 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. Additionally, on March 10, 2017, the Company issued 300,001 shares of restricted stock to this consultant for services covering from March 2017 through July 2017. The shares were valued at their fair value of $51,000 using the most recent sale price on March 9, 2017 of the common stock on the dates of grant of $0.17 per common share.

In aggregate, in connection with the issuance of common shares the this consultant, during the nine months ended June 30, 2017, the Company recognized consulting fees of $77,767 and a remaining recorded prepaid expense as of June 30, 2017 of $9,633 to be amortized over the remaining service period.

In connection with various consulting agreements, on March 3, 2017, the Company issued 8,545,000 shares of restricted stock to eight consultants for business development services covering from March 2017 through September 2017. The shares were valued at their fair value of $1,623,550 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. During the nine months ended June 30, 2017, the Company recognized stock based compensation of $927,743 and had a remaining prepaid expense as of June 30, 2017 of $695,807 to be amortized over the remaining term of the consulting agreements.

On March 23, 2017, the Company issued 120,000 shares of restricted stock to a consultant for accounting services covering from January 2017 through December 2017. The shares were valued at their fair value of $24,000 using the most recent sale price on March 21, 2017 of the common stock on the dates of grant of $0.20 per common share. During the nine months ended June 30, 2017, the Company recognized stock based compensation of $12,000 and prepaid expense of $12,000 to be amortized over the remaining service period.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 5 - STOCKHOLDERS’ EQUITY (continued)

On February 27, 2017, in connection with Director Agreements, the Company issued 15,000,000 shares of restricted stock to the Company’s CEO /Director and issued 500,000 shares of restricted common stock to a director. The 15,500,000 shares of common stock are considered fully vested on the date of grant. The shares were valued at their fair value of $2,945,000 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. During the nine months ended June 30, 2017, the Company recognized stock based compensation of $2,945,000 on these fully vested shares as there were no forfeiture provision in accordance with ASC 718.

On May 2, 2017, the Company issued 190,000 shares of restricted stock to a consultant in connection with a two-year software licensing agreement. The shares were valued at their fair value of $38,000 using the most recent sale price of the Company’s common stock on the date of grant of $0.20 per common share. In connection with the issuance of these shares, the Company recorded an intangible asset of $38,000 which will be amortized over the license term.

On May 23, 2017, in connection with Director Agreements, the Company issued 500,000 shares of restricted stock to a director of the Company. The shares were valued at their fair value of $100,000 using the most recent sale price of the common stock on the dates of grant of $0.20 per common share. During the nine months ended June 30, 2017, the Company recognized stock based compensation of $100,000 on these fully vested shares as there were no forfeiture provision in accordance with ASC 718.

On June 21, 2017, the Company issued 117,500 shares of restricted stock to a consultant in connection with system development services. The shares were valued at their fair value of $23,500 using the most recent sale price of the Company’s common stock on the date of grant of $0.20 per common share. In connection with the issuance of these shares, the Company reduced accrued expenses by $23,500.

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

For the nine months ended June 30, 2017 and 2016, we generated revenues of $19,019 and $22,361, including revenues from a related party of $14,129 and $7,361, respectively. For the three months ended June 30, 2017 and 2016, we generated revenues of $5,628 and $3,361, including revenues from a related party of $2,669 and $3,631, respectively. All of the related party revenues were from Global Humax Cyprus Ltd. (“Cyprus”).

Additionally, for the nine months ended June 30, 2017 and 2016, net loss amounted to $4,269,881 and $81,396, respectively. For the three months ended June 30, 2017 and 2016, net loss amounted to $926,657 and $40,936, respectively. Since inception, our business activity has focused on the development of our corporate entity, business plan, marketing strategy, contact development, website design and product design, and development of our payment gateway called “ClickDirectPay”.

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

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.

In January 2017, the FASB issued the Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively, with early adoption permitted. The Company does not expect that adoption of ASU 2017-01 will have a material impact on its condensed consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Revenues

For the nine months ended June 30, 2017 and 2016, we generated revenues of $19,019 and $22,361, including revenues from a related party of $14,129 and $7,361, respectively. For the three months ended June 30, 2017 and 2016, we generated revenues of $5,628 and $3,361, including revenues from a related party of $2,669 and $3,361, respectively. Revenues decreased during the nine months ended June 30, 2017 due to a decrease in third party revenues of $10,110 primarily due to a decrease in revenues of $15,000 generated pursuant to a one year contract and an increase in other third party revenues of $4,890, offset by an increase in related party revenues of $6,768. Revenues increased during the three months ended June 30, 2017 due to an increase in third party revenues of $2,959, offset by a decrease in related party revenues of $692. The related party revenues are derived from the Gateway Processing Agreement the Company has in place with an affiliate, Global Humax Cyprus Ltd. and other transaction service charges. Our affiliate agreed to pay an initial set up fee for access to ClickDirectPay and will pay a continuing annual fee and transaction processing fees under the terms of this agreement.

Cost of Revenues

For the nine months ended June 30, 2017, we had $22,160 in cost of revenues as compared to $8,521 for the nine months ended June 30, 2016, an increase of $13,639 or 160%. For the three months ended June 30, 2017, we had $7,341 in cost of revenues as compared to $2,752 for the three months ended June 30, 2016, an increase of $4,589 or 167%. Cost of revenues increased primarily due to an increase in hosting and software maintenance fees.

Operating Expenses

For the nine months ended June 30, 2017, we incurred $4,265,240 in operating expenses as compared to $82,806 for the nine months ended June 30, 2016, an increase of $4,182,434 or 5,050.9%. For the three months ended June 30, 2017, we incurred $925,175 in operating expenses as compared to $41,090 for the three months ended June 30, 2016, an increase of $884,085 or 2,151.6%.

Operating Expenses

Operating expenses increased primarily due to the following:

•

For the nine months ended June 30, 2017, we had an increase in compensation of $3,048,350 primarily due to stock based compensation to our directors and CEO for $3,045,000, professional fees of $1,042,338 primarily due to an increase in stock-based consulting and investor relations services of $1,012,710, an increase in accounting fees of $11,635 due to the hiring of an accounting consultant, an increase in audit fees of $16,000, and an increase in fees incurred to become a trading company of $12,000 offset by a decrease in legal fees of $6,968, as compared to the nine months ended June 30, 2016. For the three months ended June 30, 2017, we had an increase in compensation of $99,962 primarily due to stock based compensation to our director and CEO for $100,000, an increase in professional fees of $723,240 primarily due to an increase in stock-based consulting and investor relations services of $725,907 offset by a decrease in legal fees of $3,317, as compared to the three months ended June 30, 2016, and

•	We had an increase in amortization of software development costs of $20,424 and $5,291 for the three and nine months ended June 30, 2017, respectively, for which we started to amortize in May 2016.
•	We recorded of an impairment charge of $55,489 related to software development cost as compared to $0 for the respective comparable period in fiscal 2016.

Loss from Operations

For the nine months ended June 30, 2017, we incurred a loss from operations of $4,268,381 as compared to $68,966 for the nine months ended June 30, 2016, an increase of $4,199, 415 or 6,089.1%. For the three months ended June 30, 2017, we incurred a loss from operations of $926,888 as compared to $40,481 for the three months ended June 30, 2016, an increase of $886,407 or 2,189.7%. These increases were resulting from the discussion above.

Other Expenses

For the nine months ended June 30, 2017, we incurred total other expense of $1,500 as compared to other expense of $3,574 for the nine months ended June 30, 2016. For the three months ended June 30, 2017, we incurred total other income of $231 as compared to expense of $455 for the three months ended June 30, 2016. The decrease in other expenses was related to the recording of a gain (loss) on sale of marketable securities of $0 and ($1,693) during the three and six months ended June 30, 2017 as compared to ($2,445) for both comparable periods in fiscal 2016.

Net Loss

For the nine months ended June 30, 2017, we incurred a net loss of $4,269,881 or $(0.09) per common share as compared to $72,540 or $(0.00) per common share for the nine months ended June 30, 2016. For the three months ended June 30, 2017, we incurred a net loss of $926,657 or $(0.01) per common share as compared to $40,936 or $(0.00) per common share for the three months ended June 30, 2016. These increases were resulting from the discussion above.

Unrealized Gain (Loss) on Available-for-sale Marketable Securities

For the nine months ended June 30, 2017, we incurred an unrealized gain (loss), on available-for-sale marketable securities of $1,693 as compared to ($2,561) for the nine months ended June 30, 2016, an increase of $4,254 related to our marketable securities that we invested during fiscal 2016. For the three months ended June 30, 2017, we incurred an unrealized gain (loss) on available-for-sale marketable securities of $143 and ($304) for the respective three month periods ended June 30, 2017 and June 30, 2016 respectively.

Comprehensive Loss

For the nine months ended June 30, 2017, we incurred a comprehensive loss of $4,268,188 as compared to $75,101 for the nine months ended June 30, 2016. For the three months ended June 30, 2017, we incurred a comprehensive loss of $926,514 as compared to $41,240 for the three months ended June 30, 2016. These increases were resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $747,065 and $28,619 of cash at June 30, 2017 and working capital of $15,189 and $34,572 of cash at September 30, 2016.

Cash flows for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016

Net cash flow used in operating activities was $131,231 for the nine months ended June 30, 2017 as compared to $28,137 for the nine months ended June 30, 2016, an increase of $103,094.

•	Net cash flow used in operating activities for the nine months ended June 30, 2017 primarily reflected a net loss of $4,269,881 and the add-back of non-cash items consisting of stock-based compensation of $4,021,135, amortization of software development costs and intangible asset of $25,867, asset impairment charge of $55,489 and a loss on sale of marketable securities of $1,693, offset by changes in operating assets and liabilities of $34,466 primarily related to an increase in prepaid expenses of $28,708 offset by an increase in accounts payable of $12,947. During the nine months ended June 30, 2017, cash used in operating activities primarily consisted of payments of professional fees.

•	Net cash flow used in operating activities for the nine months ended June 30, 2016 primarily reflected a net loss of $81,396 and the add-back of non-cash items consisting of stock-based compensation of $29,150, amortization of development costs of $5,443 and changes in operating assets and liabilities primarily consisting of an increase in accrued expenses of $31,500, a decrease in prepaid expenses of $5,812 offset by a decrease in deferred revenues of $15,000 and deferred revenues – related party of 6,000.

Net cash flow provided by investing activities was $10,020 for the nine months ended June 30, 2017 as compared to net cash used in investing activities of $80,669 for the nine months ended June 30, 2016. During the nine months ended June 30, 2017, we purchased marketable securities of $659 offset by the receipt of proceeds from the sale of marketable securities of $10,679. During the nine months ended June 30, 2016, we purchased marketable securities of $19,162 and incurred capitalized development costs of $64,673 offset by the receipt of proceeds from the sale of marketable securities of $3,166.

Net cash provided by financing activities was $115,258 for the nine months ended June 30, 2017 as compared to $47,100 for the nine months ended June 30, 2016, consisting of proceeds from the sale of common stock of $115,258.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Between October 2016 and March, 2017, we issued 571,900 of shares of common stock for cash of $115,258.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2017, the Company issued 190,000 shares of restricted stock to a consultant in connection with as software licensing agreement.

On May 23, 2017, in connection with Director Agreements, the Company issued 500,000 shares of restricted stock to a director and CEO of the Company. The shares were valued at their fair value of $100,000 using the most recent sale price of the common stock on the dates of grant of $0.20 per common share.

On June 21, 2017, the Company issued 117,500 shares of restricted stock to a consultant in connection with system development services.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

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

GH CAPITAL, INC.

Dated: August 14, 2017	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Executive Officer (principal executive officer)

Dated: August 14, 2017	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Financial Officer (principal financial officer and principal accounting officer)