Form 10-K
period 2017-09-30
GH Capital Inc.
filed 2017-12-15
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

GH CAPITAL INC.

(Exact name of registrant as specified in its charter)

Commission file number 000-55798

Florida	7389	38-3955212
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

	200 South Biscayne Boulevard
	Suite 2790
	Miami, FL 33131
	Tel.: (305) 714- 9397
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class		Name of each exchange on which registered:
None		None
Securities registered under Section 12(g) of the Exchange Act:
None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,652,187.

As of December 12, 2017, the Company has 60,661,818 shares of common stock issued and outstanding.

 GH CAPITAL INC.

Form 10-K

September 30, 2017

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

- i -

PART I

ITEM 1. BUSINESS

Overview

GH Capital Inc. (the “Company”), a Florida corporation, has developed an online payment gateway called “ClickDirectPay” to process online money transfer transactions for diversified online merchants with a target market in Europe. We were incorporated on May 5, 2014 in the State of Florida. On November 12, 2015, we filed a certificate of amendment with the State of Florida to change our name from Global Humax Capital Management, Inc. to GH Capital Inc.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our financial statements, we had net losses of $5,051,835 and $142,463 for the years ended September 30, 2017 and 2016, respectively. The net cash used in operations were $147,156 and $69,559 for the years ended September 30, 2017 and 2016, respectively. Additionally, we had an accumulated deficit of $5,331,892 at September 30, 2017. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. We are in the process of building our customer base and expect to generate increased revenues and we are seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although we have historically raised capital from sales of common stock, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Software Development Costs

We entered a relationship with a third-party development company to develop a web-based application in Java/J2EE to develop the application. We committed to pay cash of $67,000 in development fees for the completion of the product of which approximately $39,500 was paid as of September 30, 2016. In July 2015, we issued 70,000 shares of common stock valued at $.16 per common share or $11,200 to this third-party development company as part of a product development agreement. The shares were valued at the most recent cash price paid per share. In connection with these shares, we recorded capitalized development costs of $11,200. Additionally, on January 7, 2016, we issued an additional 70,000 shares of common stock valued at $.18 per common share or $12,600 to this third-party development company as part of a product development agreement. The shares were valued at the most recent cash price paid per share. In connection with the issuance of these shares, we recorded capitalized development costs of $12,600. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable, as a result during the year ended September 30, 2017, we recorded a non-cash impairment charge of $55,489 associated with our software development costs. These charges are included in the Statements of Operations.

Licensed Technology

In May 2017 the Company licensed certain software technology in exchange for 190,000 common shares valued at $38,000. There was an asset impairment charge recorded in the amount of $30,083 for the period ended September 30, 2017. These charges are included in the Statements of Operations.

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

Competition

Our competitors in the online payment industry are numerous in Europe. Our competitors include financial institutions and well-established payment processing companies. In Europe, specifically in Germany, we face competition from both SOFORT GmbH and GIROPAY SOLUTIONS GmbH. We also face competition from PayPal. Our primary competitor is SOFORT and they offer a nearly identical service to what we offer. However, we provide the service at reduced costs in the hopes that merchants will prefer our service.

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

Employees

We currently have no employees, aside from the Company’s CEO and Director, Wolfgang Ruecker and our COO, Secretary and Director Carl Podeyn (On October 24, 2017, pursuant to the majority consent of the Board of Directors pursuant to Section 2.12 of the Bylaws of the Company, Carl Podeyn was removed as a member of the Board of Directors) and Director William Eilers.

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

We Need Additional Capital to Develop Our Business.

The development of our services will require the commitment of substantial resources to implement our business plan. Currently, we have no established bank-financing arrangements. We believe that our currently available capital resources may only enable the Company to continue with our planned operations for a twelve to fifteen-month period. Aside from legal and accounting expenses, we do not currently incur many recurring operational costs. Therefore, it is likely we would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

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

Commencing on the effective date of the registration statement, which became effective in September 2016, we have been required to file certain reports with the SEC pursuant to Section 15(d) of the Exchange Act. We have been filing periodic reports to maintain current information with the SEC on Forms 10-Q, 10-K and 8-K as prescribed by the rules and regulations of the Exchange Act. We work with independent legal, accounting, and financial advisors to ensure adequate disclosure and control systems to manage our growth and our obligations as a company that files reports with the SEC. These areas include corporate governance, internal controls, disclosure controls and procedures and financial reporting and accounting systems. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

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

Our strategy envisions growing our business. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure, and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

  expand our business effectively or efficiently or in a timely manner;
  allocate our human resources optimally;
  meet our capital needs;
  identify and hire qualified employees or retain valued employees; or
  effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth.

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

RISK FACTORS RELATING TO OUR TECHNOLOGY:

Our systems and our third-party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of numerous systems, including systems of third parties, in order to provide services to our clients. The systems and operations of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, security breach, computer viruses, defects, and development delays. Defects in the systems of third parties, errors, or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in loss of revenues and clients, reputational harm, and additional operating expenses in order to remediate the failures, fines imposed by payment networks and exposure to other losses or other liabilities.

The payment processing industry is highly competitive, and we compete with certain firms that are larger and that have greater financial resources. Such competition could adversely affect the transaction and other fees we receive from merchants and financial institutions, and as a result, our margins, business, financial condition, and results of operations.

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

Furthermore, we are facing competitive pressure from non-traditional payments processors and other parties entering the payments industry, such as PayPal, Google, Apple, Alibaba, and Amazon, who compete in processing merchant transactions. These companies have significant financial resources and robust networks and are highly regarded by consumers.

Our inability to protect our systems and data from continually evolving cybersecurity risks or other technological risks could affect our reputation among our merchant clients and cardholders and may expose us to penalties, fines, liabilities, and legal claims.

In order to provide our services, we process and store sensitive business information and personal information about our merchants, merchants’ customers, vendors, partners, and other parties. This information may include credit and debit card numbers, bank account numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by our merchants, third-party service providers to whom we outsource certain functions, and other agents (which we refer to collectively as our "associated third parties"). We have responsibility to the card networks and their member financial institutions for our failure or the failure of our associated third parties to protect this information.  While plans and procedures are in place to protect this sensitive data, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technology threats that are designed to breach our systems in order to gain access to confidential information.

Our computer systems are subject to penetration and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems change frequently and are often difficult to detect. Threats to our systems and our associated third parties’ systems can derive from human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent unauthorized access or use of sensitive data. We currently do not maintain insurance coverage that may cover certain aspects of cyber risks and we may incur losses.

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

Our management and outside professionals will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company. Wolfgang Ruecker, our President, has very little experience running a public company. For now, he will rely heavily on legal counsel and accounting professionals to help with our future SEC reporting requirements. This will likely divert needed capital resources away from the objectives of implementing our business plan. These expenses could be costlier than we are able to bear and could result in us not being able to successfully implement our business plan.

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

Apart from its officers, Mr. Ruecker and Mr. Eilers, as of the date hereof, the Company does not have any employees and does not have an employment agreement with Messrs. Ruecker or Eilers. It is contemplated that the Company may enter into employment agreements usual and customary for its industry in the future. The Company does not currently have any "key man" life insurance on Messrs. Ruecker, or Podeyn or Eilers.

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

Holders of Capital Stock

December 14, 2017, we had 40 holders of our common stock.

Rule 144 Shares

In general, under Rule 144 as currently in effect, an affiliate who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three-month period a number of shares that does not exceed 1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 606,618 shares of our common stock as of December 14, 2017.

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

Recent Sales of Unregistered Securities

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, between October 2016 and March 2017, the Company issued 571,900 of shares of common stock for cash proceeds of $115,258.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, Effective August 1, 2016, the Company entered into a twelve-month consulting agreement (the “Consulting Agreement”) with an investor relations firm for investor relations services. In connection with this consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $2,000 per month for the first three months then $2,500 per month thereafter and 2) Monthly restricted stock for consulting and services fees paid in advance of services each month to consultant will be $6,000 per month; Such fee will be calculated and valued at the lower of the trailing 5-day volume-weighted average price or the closing price on the last day of each month. On October 1, 2016, the Company issued 40,000 shares of restricted stock to the consultant. The shares were valued at their fair value of $6,000 using the recent sale price of the common stock on the dates of grant of $0.15 per common share. On January 23, 2017, the Company issued 160,000 shares of restricted stock to this consultant for services that covered from November 2016 through February 2017. The shares were valued at their fair value of $30,400 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. Additionally, on March 10, 2017, the Company issued 300,001 shares of restricted stock to this consultant for services covering from March 2017 through July 2017. The shares were valued at their fair value of $51,000 using the most recent sale price on March 9, 2017 of the common stock on the dates of grant of $0.17 per common share. In connection with issuance of these common shares, we recorded stock-based professional fees of $87,400 over the service period.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, In connection with various consulting agreements, on March 3, 2017, the Company issued 8,545,000 shares of restricted stock to eight consultants for business development services covering from March 2017 through September 2017. The shares were valued at their fair value of $1,623,550 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. During the year ended September 30, 2017, the Company recognized stock based compensation of $1,623,550 related to these consulting agreements.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, On March 23, 2017, the Company issued 120,000 shares of restricted stock to a consultant for accounting services covering from January 2017 through December 2017. The shares were valued at their fair value of $24,000 using the most recent sale price on March 21, 2017 of the common stock on the dates of grant of $0.20 per common share. During the year ended September 30, 2017, the Company recognized stock based compensation of $18,000 and prepaid expense of $6,000 to be amortized over the remaining service period.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, On February 27, 2017, in connection with Director Agreements, the Company issued 15,000,000 shares of restricted stock to the Company’s CEO /Director and issued 500,000 shares of restricted common stock to a director. The 15,500,000 shares of common stock are considered fully vested on the date of grant. The shares were valued at their fair value of $2,945,000 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. During the year ended September 30, 2017, the Company recognized stock based compensation of $2,945,000 on these fully vested shares as there was no forfeiture provision in accordance with ASC 718.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, On May 2, 2017, the Company issued 190,000 shares of restricted stock to a consultant in connection with a two-year software licensing agreement. The shares were valued at their fair value of $38,000 using the most recent sale price of the Company’s common stock on the date of grant of $0.20 per common share. In connection with the issuance of these shares, the Company recorded an intangible asset of $38,000 which will be amortized over the license term.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, On May 23, 2017, in connection with Director Agreements, the Company issued 500,000 shares of restricted stock to a director of the Company. The shares were valued at their fair value of $100,000 using the most recent sale price of the common stock on the dates of grant of $0.20 per common share. During the year ended September 30, 2017, the Company recognized stock based compensation of $100,000 on these fully vested shares as there was no forfeiture provision in accordance with ASC 718.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, On June 21, 2017, the Company issued 117,500 shares of restricted stock to a consultant in connection with system development services. The shares were valued at their fair value of $23,500 using the most recent sale price of the Company’s common stock on the date of grant of $0.20 per common share. In connection with the issuance of these shares, during the year ended September 30, 2017, the Company reduced accrued expenses by $23,500.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

See Forward Statements – Cautionary Factors in Item 1 herein

Business Overview

We were incorporated on May 5, 2014 in the State of Florida. We intend to generate revenue through licensing our technology to third parties in Europe. More specifically, we will focus our sales efforts in Germany, Austria, and Spain. At this time, we have no significant assets.

For the years ended September 30, 2017 and 2016, we generated revenues of $28,039 and $27,585, including revenues from a related party of $17,279 and $12,585, respectively. All of the related party revenues were a result of a related party service contract entered into with Global Humax Cyprus Ltd. (“Cyprus”).

Additionally, for the year ended September 30, 2017 and 2016, net loss amounted to $5,051,835 and $142,463, respectively. Since inception, our business activity has focused on the development of our corporate entity, business plan, marketing strategy, contact development, website design and product design, and development of our payment gateway called “ClickDirectPay”.

Plan of Operations

The Company’s strategy is to engage as many third-party merchants to rely on its payment system. The Company charges each merchant a percentage of revenues, in addition to transaction fees. The Company’s President will personally attempt to acquire as many merchants to use the Company’s ClickDirectPay application to drive revenues.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could be affected by those estimates. Included in these estimates are valuation of marketable securities, assumptions used in determining the lives and valuations of long-lived assets, valuation allowances for deferred tax assets and the valuation of stock issued for services.

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

Capitalized Software Development Costs

Software development costs related to the development of our electronic payment platform software, which is developed for internal use, falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology's estimated useful life of three years. We have begun to amortize capitalized development costs in May 2016. For the year ended September 30, 2017 and September 30, 2016 amortization expense related to capitalized software development costs were $22,700 and $12,611 respectively and the accumulated amortization was $35,311 and $12,611 respectively.

Intangible Assets

Intangible assets with finite lives primarily consist of licensed technology and are amortized on a straight-line basis over the expected period to be benefited by future cash flows of two years and reviewed for impairment. For the year ended September 30, 2017 and September 30, 2016 amortization expense related to licensed technology were $7,917 and $0 respectively and the accumulated amortization was $7,917 and $0 respectively.

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

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable, as a result during the year ended September 30, 2017, we recorded a non-cash impairment charge of $85,572 (which consisted of a $128,800 cost less accumulated amortization of $43,228), associated with our software development costs. These charges are included in the Statements of Operations.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. The FASB has approved a one-year deferral of the effective date with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross), or ASU 2016-08. These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The amendments in ASU 2016-20 provide technical corrections to various implementation examples and clarifying guidance on the treatment of capitalized advertising costs, impairment testing of capitalized contract costs, performance obligation disclosures and scope exceptions. The amendments in ASU 2016-12 provide clarifying guidance on assessing collectability; noncash consideration; presentation of sales taxes; and transition. The amendments in ASU 2016-10 provide clarifying guidance on the materiality and evaluation of performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. Collectively, these updates will require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The adoption of ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09. The new guidance permits adoption through either a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. The Company has assessed the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures and believes such impact will not be material.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effects of ASU 2016-01 on its consolidated financial statements and disclosures.

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

Results of Operations

Revenues

For the years ended September 30, 2017 and 2016, we had $28,039 and $27,585 in revenues, including revenues from a related party of $17,279 and $12,585, respectively. Revenues increased due to an increase in related party revenue of $4,694. All of the related party revenues were from Global Humax Cyprus Ltd. (“Cyprus”).

Cost of Revenues

For the year ended September 30, 2017, we had $29,527 in cost of revenues as compared to $21,813 for the year ended September 30, 2016, an increase of $7,714. Cost of revenues increased primarily due to an increase in hosting and software maintenance fees,

Operating Expenses

For the year ended September 30, 2017, we incurred $5,049,196 in operating expenses as compared to $144,701 for the year ended September 30, 2016, an increase of $4,904,495. Operating expenses consisted of the following:

	Year Ended
	September 30,
	2017	2016

Compensation	$3,061,900	$18,550
Amortization of software development costs and intangible asset	30,617	12,611
Professional fees	1,852,913	98,415
Asset impairment	85,572	—
Other selling, general and administrative expenses	18,194	15,125
Total	$5,049,196	$144,701

Operating expenses increased primarily due to

•	For the year ended September 30, 2017, we had an increase in compensation of $3,043,350, primarily due to stock based compensation to our directors and CEO for $3,045,000.
•	We had an increase in professional fees of $1,754,498, primarily due to an increase in consulting fees of $1,622,700 from stock based compensation, increase in investor relations fees of $99,100, primarily due to stock based consulting fees of $51,000, an increase in accounting and audit fees of $14,635, due to the hiring of an accounting consultant, an increase in fees incurred to become a trading company of $12,000, offset by a decrease in legal fees of $6,948.
•	We had an increase in amortization of development costs of $10,089.
•	We had an increase in amortization of intangible assets of $7,917, which we started to amortize in May, 2017.
•	We recorded of an impairment charge of $85,572 related to software development cost and intangible assets.

Loss from Operations

For the year ended September 30, 2017, we incurred a loss from operations of $5,050,684 as compared to $138,929 for the year ended September 30, 2016, an increase of $4,911,755. The increase of $4,911,755, was resulting from the discussion above. Since inception, our business activity has focused on the development of our corporate entity, business plan, marketing strategy, contact development, website design and product design, and development of our payment gateway called “ClickDirectPay”.

Other Expenses

For the year September 30, 2017, we incurred total other expense of $1,151 as compared to other expense of $3,534, a decrease of $2,383 for the year ended September 30, 2017. The decrease in other expenses was related to the recording of a loss on sale of marketable securities of $1,693 during the year ended September 30, 2017 as compared to a loss of $2,445 for year ended September 30, 2016.

Net Loss

For the year ended September 30, 2017, we incurred a net loss of $5,051,835 or $(0.10) per common share as compared to $142,463 or $(0.00) per common share for the year ended September 30, 2016, an increase of $4,909,372, resulting from the discussion above.

Unrealized Loss on Available-for-sale Marketable Securities

For the year September 30, 2017, we incurred an unrealized gain on available-for-sale marketable securities of $2,011 as compared to an unrealized (loss) of ($1,115) for the year ended September 30, 2016, an increase of $3,126 related to our marketable securities that we invested during fiscal 2017.

Comprehensive Loss

For the year ended September 30, 2017, we incurred a comprehensive loss of $5,049,824 as compared to $143,578 for the year ended September 30, 2016, an increase of $4,906,246 resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $262 and $12,694 of cash at September 30, 2017 and working capital of $15,189 and $34,572 of cash at September 30, 2016.

Cash flows for the year ended September 30, 2017 compared to the year ended September 30, 2016

Net cash flow used in operating activities was $147,156 for the year ended September 30, 2017 as compared to $69,559 for the year ended September 30, 2016, an increase of $77,597.

●	Net cash flow used in operating activities for the year ended September 30, 2017 primarily reflected a net loss of $5,051,835 and the add-back of non-cash items consisting of stock-based compensation of $4,779,950, amortization of software development costs and intangible asset of $30,617, a non-cash asset impairment charge of $85,572 and a loss on sale of marketable securities of $1,693, offset by changes in operating assets and liabilities of $6,847 primarily related to an increase in prepaid expenses of $4,167 offset by an increase in accounts payable of $18,532. During the year ended September 30, 2017, cash used in operating activities primarily consisted of payments of professional fees.

●	Net cash flow used in operating activities for the year ended September 30, 2016 primarily reflected a net loss of $142,463 and the addback of noncash items consisting of stock-based compensation of $45,150, amortization of development costs of $12,611, and a loss on sale of marketable securities of $2,445, and changes in operating assets and liabilities of $12.698. During the year ended September 30, 2016, cash used in operating activities primarily consisted of payments of professional fees.

Net cash flow provided by investing activities was $10,020 for the year ended September 30, 2017 as compared to net cash used in investing activities of $73,496 for the year ended September 30, 2016. During the year ended September 30, 2017, we purchased marketable securities of $659 offset by the receipt of proceeds from the sale of marketable securities of $10,679. During the year ended September 30, 2016, we purchased marketable securities of $19,162 and incurred capitalized development costs of $57,500 offset by the receipt of proceeds from the sale of marketable securities of $3,166.

Net cash provided by financing activities was $115,258 for the year ended September 30, 2017 as compared to $49,000 for the year ended September 30, 2016, consisting of proceeds from the sale of common stock of $115,258 and $49,000 for the year ended September 30, 2017 and 2016 respectively.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Between October 2016 and March 2017, we issued 571,900 of shares of common stock for cash of $115,258.

On October 10, 2017, the Company issued a 12% Convertible Promissory Note for principal borrowings of $160,000 to a non-related party. The 12% convertible promissory note and all accrued interest are due on July 10, 2018. The Company received proceeds of $143,250 in cash which is net of offering costs of $16,750. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The Company paid original issuance cost of $16,750 in connection with this note payable which will be recorded at a discount and amortized over the term of the note.

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

If we are unable to raise capital as needed, we are required to reduce the scope of our business development activities, which could harm our business plans, financial condition, and operating results, or cease our operations entirely, in which case, you will lose all of your investment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in our Current Report on Form 8-K, filed on October 30, 2017, we dismissed our independent registered public accounting firm Assurance Dimensions, LLC who had purchased our previous, D’Arelli Pruzansky, P.A., and we appointed Salberg & Company, P.A. as our independent registered public accounting firm. There are no disagreements between the Company and current or former independent registered public accounting firms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2017 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2017 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended September 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.       We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective, as we do not currently have an audit committee or a financial expert on staff. We do, however, engage third party accountants to assist in oversight over our external financial reporting and oversight over the independent registered accounting firm’s audits and reviews of the Company’s financials statements.

We have taken steps to remediate some of the weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

 Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Name	Age	Position
Wolfgang Ruecker	40	President, Chief Executive Officer and Director
Carl Podeyn (1)	44	Secretary, Chief Operating Officer and Director
William Eilers	40	Director

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

(1)	On October 24, 2017, pursuant to the majority consent of the Board of Directors pursuant to Section 2.12 of the Bylaws of the Company, Carl Podeyn was removed as a member of the Board of Directors. Pursuant to Section 2.2 of the Bylaws, the majority consent of the Board of Directors further resolved to reduce the number of directors to 2. The majority members of the Board of Directors believed this to be in the best interest of the Company and the Shareholders as Mr. Podeyn had other responsibilities that occupied a majority of his time. There is no dispute between the Company and Mr. Podeyn. A copy of this disclosure statement has been provided to Mr. Podeyn who has provided no additional communication regarding the circumstances of his removal.

William Eilers On May 24, 2017, the Board of Directors of the Company appointed William Eilers as Director. Mr. Eilers has been a securities attorney for ten years focusing his practice on mid and micro-cap securities transactions. Mr. Eilers is well versed the requirements of SEC compliance as it relates to issuers and securities transactions. He has provided services related to private securities transactions, private raises under federal securities laws, corporate governance, capital structures, going public transactions, mergers, corporate actions, and OTC Markets alternative reporting compliance. Mr. Eilers also provides general consulting services related to fund raising and going public. Recently, Mr. Eilers has begun to focus on the implementation of equity crowdfunding and its application in underserved communities in rural Appalachia. Mr. Eilers is a graduate of North Carolina State University, magna cum laude, and received his juris doctorate from the University of Miami School Of Law.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
  been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following sets forth information with respect to the compensation awarded or paid to Wolfgang Ruecker, our President and Chief Executive Officer, Carl Podeyn, our Chief Operating Officer and William Eilers, our Director, for all services rendered in all capacities to us in fiscal year 2017 and 2016. These executive officers are referred to as the “named executive officers” throughout this report.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal year 2017 and 2016.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Wolfgang Ruecker President and Chief Executive Officer(1)	2017	$—	$—	$2,850,000	$—	$—	$—	$—
	2016	$—	$—	$—	$—	$—	$—	$—
Carl Podeyn COO and Director (removed) (1)(2)	2017	$—	$—	$95,000	$—	$—	$16,900	$16,900
	2016	$—	$—	$—	$—	$—	$12,200	$12,200
William Eilers Director (1)	2017	$—	$—	$100,000	$—	$—	$7,834	$100,000
	2016	$—	$—	$—	$—	$—	$—	$—

(1)	During the year ended September 30, 2017, Mr. Ruecker received cash of $0 and 15,000,000 common shares valued at $0.19 per share for an aggregate of $2,850,000. These shares were fully vested as there was no forfeiture provision in accordance with ASC 718. During the year ended September 30, 2017, Mr. Podeyn received cash of $16,900 and 500,000 common shares valued at $0.19 per share for an aggregate of $95,000. These shares were fully vested as there was no forfeiture provision in accordance with ASC 718. During the year ended September 30, 2016, Mr. Podeyn received cash of $12,200. During the year ended September 30, 2017, Mr. Eilers received cash of $7,834 and 500,000 common shares valued at $0.20 per share for an aggregate of $100,000. These shares were fully vested as there was no forfeiture provision in accordance with ASC 718
(2)	As reported on Form 8-K filed on October 30, 2017, pursuant to a majority consent of the Board of Directors in accordance with Section 2.12 of the Bylaws of the Company, Mr. Carl Podeyn was removed from all executive and directorial positions, effective October 24, 2017.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal year 2017.

Compensation of Directors

Other than compensation expense disclosed above, our directors receive no other compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

None.

The following table sets forth certain information as of December 12, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. Each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address (1)	Number of Shares Beneficially Owned	Percent of Class (2)
5% Shareholders
ROCHE BOSEK	5,150,000	8.49%
THOMAS MIELKE	6,081,250	10.02%
ERIK SVEN OETZBA CH	5,166,050	8.52%
WOLFGANG RUECKER (3)	35,047,818	57.78%
BRANISLAV KATIC	4,000,000	6.59%
Directors and Executive Officers
WOLFGANG RUECKER (3)	35,047,818	57.78%
CARL C PODEYN	652,500	1.08%
WILLIAM EILERS	500,000	0.8%
All directors and officers as a group (3 people)	35,700,318	59.66%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o GH Capital Inc., 200 South Biscayne Boulevard, Suite 2790, Miami, FL 33131.
(2)	Based on 66,661,818 shares of common stock issued and outstanding as of December 12, 2017.
(3)	Includes 50,000 shares held by Tuxedo Capital Ltd., a company controlled by Wolfgang Ruecker.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a related party. Cyprus is related to the Company since Mr. Ruecker owns and operates Cyprus. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. The services include, but are not limited to: i) providing Cyprus with access to ClickDirectPay, and ii) providing consulting services to Cyprus. For the years ended September 30, 2017 and 2016, revenues – related party amount to $17,279 and $12,585, and at September 30, 2017 and 2016, deferred revenue – related party amounted to $0 and $4,000, respectively.

In addition to stock-based compensation, for the years ended September 30, 2017 and 2016, we paid cash compensation to a member of our board of directors in the amount of $16,900 and $12,200 in connection with a written agreement with the director, respectively.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, On February 27, 2017, in connection with Director Agreements, the Company issued 15,000,000 shares of restricted stock to the Company’s CEO /Director and issued 500,000 shares of restricted common stock to a director. The 15,500,000 shares of common stock are considered fully vested on the date of grant. The shares were valued at their fair value of $2,945,000 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. During the year ended September 30, 2017, the Company recognized stock based compensation of $2,945,000 on these fully vested shares as there were no forfeiture provision in accordance with ASC 718.

Pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, On May 23, 2017, in connection with Director Agreements, the Company issued 500,000 shares of restricted stock to a director of the Company. The shares were valued at their fair value of $100,000 using the most recent sale price of the common stock on the dates of grant of $0.20 per common share. During the year ended September 30, 2017, the Company recognized stock based compensation of $100,000 on these fully vested shares as there were no forfeiture provision in accordance with ASC 718.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of t the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Neither Wolfgang Ruecker nor Carl Podeyn are considered independent because each is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

D’Arelli Pruzansky, P.A., which was purchased by Assurance Dimensions, LLC in May 2017, has served as our independent registered public accountants for the year ended September 30, 2016 and the interim period through June 30, 2017, and Salberg & Company, P.A., served for the year ended September 30, 2017.

Audit Fees

For the Company’s fiscal year ended September 30, 2017 and 2016, we were billed approximately $19,000 by D’Arelli Pruzansky, P.A., and for the fiscal year ended September 30, 2017 approximately $11,000 by Salberg & Company, P.A., for professional services rendered by our independent auditors for the audit and review of our financial statements (See item 9).

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended September 30, 2017 and 2016.

Tax Fees

For the Company’s fiscal years ended September 30, 2017 and 2016, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our independent auditors for the fiscal years ended September 30, 2017 and 2016.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1 (2)	Letter of Intent with Akshar Technologies Ltd
10.2 (2)	Addendum to Letter of Intent with Akshar Technologies Ltd
10.3 (2)	Director Agreement with Carl Podeyn
10.4 (2)	Gateway Processing Agreement between the Company and Global Humax Cyprus Ltd.
10.5 (2)	Investor Relations Consulting Agreement
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

GH CAPITAL INC.

Dated: December 15, 2017	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Executive Officer and Director (principal executive officer)

Dated: December 15, 2017	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: December 15, 2017	By:	/s/ William Eilers
William Eilers
Director

GH CAPITAL INC.

INDEX TO FINANCIAL STATEMENTS

September 30, 2017

CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2 to F-3

Financial Statements:

Balance Sheets - As of September 30, 2017 and 2016	F-4

Statements of Operations and Comprehensive Loss - For the Years Ended September 30, 2017 and 2016	F-5

. Statements of Changes in Stockholders’ Equity - For the Years Ended September 30, 2017 and 2016	F-6

Statements of Cash Flows – For the Years Ended September 30, 2017 and 2016	F-7

Notes to financial statements	F-8 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

GH Capital Inc.

We have audited the accompanying balance sheet of GH Capital Inc. as of September 30, 2016 and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GH Capital Inc. as of September 30, 2016 and the results of its operations and its cash flows for the year ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of approximately $142,000 for the year ended September 30, 2016, and had net cash used in operations of approximately $70,000 for the year ended September 30, 2016. The Company had an accumulated deficit of approximately $280,000 at September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A
Certified Public Accountants
Coconut Creek, Florida

December 16, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

GH Capital Inc.

We have audited the accompanying balance sheet of GH Capital Inc. as of September 30, 2017 and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GH Capital Inc. as of September 30, 2017 and the results of its operations and its cash flows, for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss and net cash used in operations of $5,051,835 and $147,156, respectively, for the year ended September 30, 2017 and has an accumulated deficit of $5,331,892 at September 30, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

December 14, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

GH CAPITAL INC.

BALANCE SHEETS

	September 30,
	2017	2016
ASSETS
Current Assets:
Cash	$12,694	$34,572
Marketable securities	2,734	12,436
Accounts receivable	1,761	—
Accounts receivable - related party	980	1,223
Prepaid expenses and other current assets	10,167	6,000

Total Current Assets	28,336	54,231

Software development costs, net	—	78,189

Total Assets	$28,336	$132,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,891	$6,359
Accrued expenses	—	25,500
Due to related parties	3,183	3,183
Deferred revenue - related party	—	4,000

Total Current Liabilities	28,074	39,042

Commitments and Contingencies (see Note 9)

Stockholders' Equity:

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at September 30, 2017 and 2016)	—	—
Common stock ($0.0001 par value; 490,000,000 shares authorized; 60,661,818 and 34,617,417 shares issued and outstanding at September 30, 2017 and September 30, 2016, respectively)	6,066	3,462
Additional paid-in capital	5,325,192	371,088
Accumulated deficit	(5,331,892)	(280,057)
Accumulated other comprehensive income (loss) - marketable securities	896	(1,115)

Total Stockholders' Equity	262	93,378

Total Liabilities and Stockholders' Equity	$28,336	$132,420

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	September 30,
	2017	2016
Revenues:
Third party	$10,760	$15,000
Related party	17,279	12,585

Total revenues	28,039	27,585

Cost of revenues	29,527	21,813

Gross (loss) profit	(1,488)	5,772

Operating Expenses:
Compensation	3,061,900	18,550
Amortization of software development costs and intangible asset	30,617	12,611
Professional fees	1,852,913	98,415
Asset impairment	85,572	—
Other selling, general and administrative expenses	18,194	15,125

Total operating expenses	5,049,196	144,701

Loss from operations	(5,050,684)	(138,929)

Other Income (Expenses):
Income (loss) from foreign currency transactions	541	(1,089)
Loss on sale of marketable securities	(1,693)	(2,445)
Interest income	1	—

Total other income (expenses)	(1,151)	(3,534)

Loss before income taxes	(5,051,835)	(142,463)

Provision for income taxes	—	—

Net Loss	$(5,051,835)	$(142,463)

Comprehensive Income (loss):
Net loss	$(5,051,835)	$(142,463)

Unrealized gain (loss) on available-for-sale marketable securities	2,011	(1,115)

Comprehensive loss	$(5,049,824)	$(143,578)

Net Loss per Common Share - basic and diluted	$(0.10)	$(0.00)

Weighted Average Common Shares Outstanding -
Basic and diluted	49,813,447	34,081,511

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance at September 30, 2015	33,795,750	$3,380	$264,770	$(137,594)	$—	$130,556

Issuance of common stock for capitalized software development costs	70,000	7	12,593	—	—	12,600

Issuance of common stock for cash	445,000	44	48,956	—	—	49,000

Issuance of common stock for services	306,667	31	44,769	—	—	44,800

Unrealized gain (loss) on marketable securities	—	—	—	—	(1,115)	(1,115)

Net loss	—	—	—	(142,463)	—	(142,463)

Balance at September 30, 2016	34,617,417	3,462	371,088	(280,057)	(1,115)	93,378

Issuance of common stock for software license	190,000	19	37,981	—	—	38,000

Issuance of common stock for cash	571,900	57	115,201	—	—	115,258

Issuance of common stock for services and accrued expenses	25,282,501	2,528	4,800,922	—	—	4,803,450

Unrealized gain (loss) on marketable securities	—	—	—	—	2,011	2,011

Net loss	—	—	—	(5,051,835)	—	(5,051,835)

Balance at September 30, 2017	60,661,818	$6,066	$5,325,192	$(5,331,892)	$896	$262

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,051,835)	$(142,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and professional fees	3,093,866	45,150
Amortization of software development costs and intangible asset	30,617	12,611
Amortization of prepaid stock issued for services	1,686,084	—
Asset impairment	85,572	—
Loss on sale of marketable securities	1,693	2,445
Changes in operating assets and liabilities:
Accounts receivable	(1,761)	—
Accounts receivable - related party	243	(1,223)
Prepaid expenses	(4,167)	6,525
Accounts payable	18,532	4,896
Accrued expenses	(2,000)	25,500
Deferred revenue - related party	(4,000)	(8,000)
Deferred revenue	—	(15,000)

Net cash used in operating activities	(147,156)	(69,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(659)	(19,162)
Proceeds from sale of marketable securities	10,679	3,166
Capitalized software development costs	—	(57,500)

Net cash provided by (used in) investing activities	10,020	(73,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	115,258	49,000

Net cash provided by financing activities	115,258	49,000

Net decrease in cash	(21,878)	(94,055)

Cash - beginning of period	34,572	128,627

Cash - end of period	$12,694	$34,572

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$1,686,084	$6,000
Common stock issued for capitalized software development costs	$—	$12,600
Common stock issued for accrued expenses	$23,500	$—
Unrealized loss on marketable securities	$—	$1,115
Common stock issued for intangible asset	$38,000	$—

See accompanying notes to financial statements.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses of $5,051,835 and $142,463 for the years ended September 30, 2017 and 2016, respectively. The net cash used in operations were $147,156 and $69,559 for the years ended September 30, 2017 and 2016, respectively. Additionally, the Company had an accumulated deficit of $5,331,892 at September 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company is in the process of building its customer base and expects to generate increased revenues and the Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although the Company has historically raised capital from sales of common stock, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could be affected by those estimates. Included in these estimates are valuation of marketable securities, assumptions used in determining the useful lives and valuations of long-lived assets, valuation allowances for deferred tax assets and the valuation of stock issued for services.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, accounts payable, accrued expenses, due to related parties, deferred revenue – related party and deferred revenue approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

The Company’s financial instruments consist primarily of marketable securities, accounts receivable, accounts payable, and certain accrued liabilities. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see note 3). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The fair value of marketable securities categorized as Level 1 that are measured on a recurring basis totaled $2,734 and $12,436 as of September 30, 2017 and 2016, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents The Company had no cash equivalents during the years ended September 30, 2017 and 2016.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk, Accounts Receivable and Revenues

The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. The Company also maintains cash in financial institutions based in the country of Cyprus. At September 30, 2017, bank accounts in Cyprus are insured for up to $119,000 per Bank under the regulations of the European Union. At September 30, 2017, $2,682, was maintained in the Cyprus accounts. At times, cash balances may exceed the federally insured limits. The Company had no amounts that exceeded insured limits at September 30, 2017 and 2016.

All of the Company’s revenues are from customers that are located outside of the United States. There are two customers that account for 96.5 % of the Company’s Accounts Receivable balance at September 30, 2017 (60.7% and 35.8% from a related party). For the year ended September 30, 2017, two customers accounted for approximately 97.2% of total consolidated revenues (35.6% and 61.6% from a related party). For the year ended September 30, 2016, two customers accounted for 100% of the Company’s revenues 46% from the related party customer and 54% from the non-related party customer.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $10,167 and $6,000 at September 30, 2017 and 2016, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

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

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets with finite lives primarily consist of licensed technology and are amortized on a straight-line basis over the expected period to be benefited by future cash flows of two years and reviewed for impairment.

Derivative liabilities

The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 815-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Revenues consists of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Merchant customers are generally charged a flat fee plus percentage per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues also includes any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. The Company’s revenue is comprised of monthly recurring services provided to customers, for whom charges are contracted for over a specified period of time. Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2017 and 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2015 to 2017 tax returns are subject to examination. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded during the years ended September 30, 2017 and 2016.

Loss per Common Share and Common Share Equivalent

Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The Company had no dilutive securities outstanding during the years ended September 30, 2017 and 2016.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. The FASB has approved a one-year deferral of the effective date with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross), or ASU 2016-08. These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The amendments in ASU 2016-20 provide technical corrections to various implementation examples and clarifying guidance on the treatment of capitalized advertising costs, impairment testing of capitalized contract costs, performance obligation disclosures and scope exceptions. The amendments in ASU 2016-12 provide clarifying guidance on assessing collectability; noncash consideration; presentation of sales taxes; and transition. The amendments in ASU 2016-10 provide clarifying guidance on the materiality and evaluation of performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. Collectively, these updates will require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The adoption of ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09. The new guidance permits adoption through either a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. The Company has assessed the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures and believes such impact will not be material.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effects of ASU 2016-01 on its consolidated financial statements and disclosures.

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

NOTE 3 – MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. For the years ended September 30, 2017 and 2016, realized losses from the sale of available-for-sale securities were $1,693 and $2,445, respectively.

The following summarizes the carrying value of marketable securities as of September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Historical cost	$1,838	$13,551
Unrealized gain (loss) included in accumulated other comprehensive loss	896	(1,115)
Balance, marketable securities, at fair value	$2,734	$12,436

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 4 – CAPITALIZED SOFTWARE DEVELOPMENT COSTS

At September 30, 2017 and 2016, capitalized software development costs, net consisted of the following:

	For the Year Ended September 30,
	2017	2016
Capitalized software development costs	$90,800	$90,800
Less: accumulated amortization	(35,311)	(12,611)
Less: non-cash asset impairment charge	(55,489)	—
Capitalized software development costs, net	$—	$78,189

For the years ended September 30, 2017 and 2016, the Company recorded amortization expense of $22,700 and $12,611, respectively. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. As a result during the year ended September 30, 2017, we recorded a non-cash impairment charge of $55,489 (which consisted of a $90,800 cost less accumulated amortization of $35,311), associated with our software development costs. These charges are included in the Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

At September 30, 2017 and 2016, intangible assets consisted of the following:

	Useful Life	2017	2016
Licensed technology	2.0 Years	$38,000	$—
Less: accumulated amortization		(7,917)
Less: non-cash asset impairment charge		(30,083)	—
Intangible assets, net		$—	$—

In May, 2017 the Company licensed certain software technology in exchange for 190,000 common shares valued at $38,000.

Intangible assets are amortized on a straight-line method of amortization over their estimated useful lives. Intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

For the years ended September 30, 2017 and 2016 amortization expense amounted to $7,917 and $0, respectively. There was an asset impairment charge recorded in the amount of $30,083 for the period ended September 30, 2017.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the year ended September 30, 2017 and 2016, aggregate revenues – related party amount to $17,279 and $12,585 respectively.

During the year ended September 30, 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. At September 30, 2017 and September 30, 2016, the Company owed Cyprus $3,173 and $3,173, respectively.

During the year ended September 30, 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At September 30, 2017 and September 30, 2016, the Company owed its Chief Executive Officer $10 and $10, respectively.

In addition to stock-based compensation (see Note 7), for the years ended September 30, 2017 and 2016, the Company paid cash compensation to designated members of its board of directors in the amount of $16,900 and $12,200 in connection with a written agreement with the director, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. No shares of preferred stock have been issued as of September 30, 2017 and 2016.

Common Stock

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

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

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

Effective August 1, 2016, the Company entered into a twelve month consulting agreement (the “Consulting Agreement”) with an investor relations firm for investor relations services. In connection with this consulting agreement, the Company shall compensate the consultant for services rendered 1) cash of $2,000 per month for the first three months then $2,500 per month thereafter and 2) Monthly restricted stock for consulting and services fees paid in advance of services each month to consultant will be $6,000 per month; Such fee will be calculated and valued at the lower of the trailing 5-day volume-weighted average price or the closing price on the last day of each month. On August 1, 2016 and September 30, 2016, in connection with this agreement, the Company issued 40,000 and 40,000 shares of restricted stock to the consultant, respectively. The shares were valued at their fair value of $12,000 using the recent sale price of the common stock on the dates of grant of $0.15 per common. On October 1, 2016, the Company issued 40,000 shares of restricted stock to the consultant. The shares were valued at their fair value of $6,000 using the recent sale price of the common stock on the dates of grant of $0.15 per common share. On January 23, 2017, the Company issued 160,000 shares of restricted stock to this consultant for services that covered from November 2016 through February 2017. The shares were valued at their fair value of $30,400 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. Additionally, on March 10, 2017, the Company issued 300,001 shares of restricted stock to this consultant for services covering from March 2017 through July 2017. The shares were valued at their fair value of $51,000 using the most recent sale price on March 9, 2017 of the common stock on the dates of grant of $0.17 per common share.

In aggregate, in connection with the issuance of common shares to this consultant, during the year ended September 30, 2017, the Company recognized consulting fees of $87,400.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

In connection with various consulting agreements, on March 3, 2017 and March 6, 2017, the Company issued 8,545,000 vested shares of restricted stock to eight consultants for business development services covering from March 2017 through September 2017. The shares were valued on the grant dates at their fair value of $1,623,550 using the most recent sale price on October 27, 2016 of the common stock of $0.19 per common share. During the year ended September 30, 2017, the Company recognized stock based compensation of $1,623,550 related to these consulting agreements.

On March 23, 2017, the Company issued 120,000 shares of restricted stock to a consultant for accounting services covering from January 2017 through December 2017. The shares were valued at their fair value of $24,000 using the most recent sale price on March 21, 2017 of the common stock on the dates of grant of $0.20 per common share. During the year ended September 30, 2017, the Company recognized stock based compensation of $18,000 and prepaid expense of $6,000 to be amortized over the remaining service period.

On February 27, 2017, in connection with Director Agreements, the Company issued 15,000,000 shares of restricted stock to the Company’s CEO /Director and issued 500,000 shares of restricted common stock to a director. The 15,500,000 shares of common stock are considered fully vested on the date of grant. The shares were valued at their fair value of $2,945,000 using the most recent sale price on October 27, 2016 of the common stock on the dates of grant of $0.19 per common share. During the year ended September 30, 2017, the Company recognized stock based compensation of $2,945,000 on these fully vested shares as there were no forfeiture provision in accordance with ASC 718.

On May 2, 2017, the Company issued 190,000 shares of restricted stock in connection with a two-year software licensing agreement. The shares were valued at their fair value of $38,000 using the most recent sale price of the Company’s common stock on the date of grant of $0.20 per common share. In connection with the issuance of these shares, the Company recorded an intangible asset of $38,000 which was being amortized over the license term until it was deemed fully impaired on September 30, 2017.

On May 23, 2017, in connection with Director Agreements, the Company issued 500,000 shares of restricted stock to a director of the Company. The shares were valued at their fair value of $100,000 using the most recent sale price of the common stock on the dates of grant of $0.20 per common share. During the year ended September 30, 2017, the Company recognized stock based compensation of $100,000 on these fully vested shares as there were no forfeiture provision in accordance with ASC 718.

On June 21, 2017, the Company issued 117,500 shares of restricted stock in connection with system development services. The shares were valued at their fair value of $23,500 using the most recent sale price of the Company’s common stock on the date of grant of $0.20 per common share. In connection with the issuance of these shares, during the year ended September 30, 2017, the Company reduced accrued expenses by $23,500.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 8 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The Company did not have an income tax provision or benefit for the year ended September 30, 2017 or 2016. The Company has incurred losses and therefore has provided a full valuation allowance against net deferred tax assets as of September 30, 2017 and 2016.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the year ended September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
Income tax benefit at U.S. statutory rate of 35%	$(1,768,142)	$(49,862)
State income tax, net of federal benefit	(176,814)	(4,986)
Non-deductible expenses	1,840,280	—
Change in valuation allowance	104,676	54,848
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
Deferred Tax Assets:
Net operating loss carryforward	$182,466	$107,822
Intangibles	30,032	—
Total deferred tax assets	212,498	107,822
Valuation allowance	(212,498)	(107,822)
Net deferred tax asset	$—	$—

At September 30, 2017, the Company had U.S. net operating loss carryforwards of $473,937 for income tax purposes, which expire in varying amounts through 2037. The amount of any benefit from the Company’s U.S. tax net operating losses is dependent on: (1) its ability to generate future taxable income, and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any change in ownership greater than fifty percent under IRC section 382 places significant annual limitations on the use of the Company’s U.S. net operating losses to offset any future taxable U.S. income that may be generated.

The valuation allowance increased by $104,676 and $54,848 for the periods ended September 30, 2017 and 2016, respectively.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

On October 10, 2017, the Company issued a 12% Convertible Promissory Note for principal borrowings of $160,000 to a non-related party. The 12% convertible promissory note and all accrued interest are due on July 10, 2018. The Company received proceeds of $143,250 in cash which is net of offering costs of $16,750, recorded as a discount. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of $0.65 per share or 55% of the volume weighted average price of the Company’s common stock during the 25 trading days immediately preceding the conversion date. At any time during the period beginning on the issue date and ending on the date which is 90 days following the issue date, the Borrower shall have the right, exercisable on not less than 3 trading days prior written notice to the holder of the Note to prepay the outstanding Note (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 130%, multiplied by the sum of the note then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principal amount of the Note plus default interest, if any. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 140%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect.

The Company evaluated whether or not the convertible promissory note contains embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the note discussed above contains conversion terms, primarily those resulting in an indeterminable number of shares being issued upon conversion which causes the embedded conversion option to be bifurcated and accounted for as derivative liability at fair value.

The Note contains representations, warranties, and events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.