Form 10-Q
period 2017-12-31
GH Capital Inc.
filed 2018-02-08
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,661,818 shares as of February 6, 2018.

GH CAPITAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GH CAPITAL INC.

BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$54,695	$12,694
Marketable securities	2,823	2,734
Accounts receivable	974	1,761
Accounts receivable - related party	1,248	980
Prepaid expenses and other current assets	1,667	10,167

Total Current Assets	61,407	28,336

Total Assets	$61,407	$28,336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$10,875	$24,891
Accrued expenses	4,366	—
Due to related parties	3,183	3,183
Convertible notes payable, net of discounts	53,333	—
Derivative liabilities	345,344	—

Total Current Liabilities	417,101	28,074

Commitments and Contingencies (see Note7)

Stockholders' Equity (Deficit):

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at December 31, 2017 and September 30, 2017)	—	—
Common stock ($0.0001 par value; 490,000,000 shares authorized; 60,661,818 and 60,661,818 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively)	6,066	6,066
Additional paid-in capital	5,325,192	5,325,192
Accumulated deficit	(5,687,938)	(5,331,892)
Accumulated other comprehensive income - marketable securities	986	896

Total Stockholders' Equity (Deficit)	(355,694)	262

Total Liabilities and Stockholders' Equity (Deficit)	$61,407	$28,336

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016

Revenues:
Third party	$3,618	$1,063
Related party	3,411	5,598

Total revenues	7,029	6,661

Cost of revenues	7,421	6,530

Gross (loss) profit	(392)	131

Operating Expenses:
Compensation	3,500	6,900
Amortization of software development costs and intangible asset	—	7,567
Professional fees	69,739	64,616
Other selling, general and administrative expenses	22,823	8,080

Total operating expenses	96,062	87,163

Loss from operations	(96,454)	(87,032)

Other Income (Expenses):
Loss on derivative liabilities	(202,094)	—
Income (loss) from foreign currency transactions	201	(302)
Loss on sale of marketable securities	—	(3,567)
Interest expense	(57,699)	—

Total other income (expenses)	(259,592)	(3,869)

Loss before income taxes	(356,046)	(90,901)

Provision for income taxes	—	—

Net Loss	$(356,046)	$(90,901)

Comprehensive Income (loss):
Net loss	$(356,046)	$(90,901)

Unrealized gain (loss) on available-for-sale marketable securities	90	1,812

Comprehensive loss	$(355,956)	$(89,089)

Net Loss per Common Share - basic and diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding -
Basic and diluted	60,661,818	34,926,520

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(356,046)	$(90,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and professional fees	—	12,000
Amortization of software development costs and intangible asset	—	7,567
Amortization expense of debt discount	53,333	—
Loss on sale of marketable securities	—	3,567
Loss on derivative liabilities	202,094	—
Changes in operating assets and liabilities:
Accounts receivable	787	(250)
Accounts receivable - related party	(268)	(20)
Prepaid expenses	8,500	(500)
Accounts payable	(14,015)	10,225
Accrued expenses	4,366	(3,000)
Deferred revenue - related party	—	(2,000)

Net cash used in operating activities	(101,249)	(63,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(659)
Proceeds from sale of marketable securities	—	755

Net cash provided by (used in) investing activities	—	96

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, net	143,250	—
Net proceeds from sale of common stock	—	81,250

Net cash provided by financing activities	143,250	81,250

Net increase in cash	42,001	18,034

Cash - beginning of period	12,694	34,572

Cash - end of period	$54,695	$52,606

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on marketable securities	$90	$1,812
Discount on convertible debt	$160,000	$—

See accompanying notes to financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

GH Capital Inc. (the “Company”), a Florida corporation, was formed on May 5, 2014 and commenced operations in October 2014. The Company provides online payment processing services to consumers, primarily in Europe.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the years ended September 30, 2017 and 2016 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on December 15, 2017.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $356,046 for the three months ended December 31, 2017. The net cash used in operations was $101,249 for the three months ended December 31, 2017. Additionally, the Company had an accumulated deficit of $5,687,938 and a stockholders’ deficit of $355,694 at December 31 2017. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The Company is in the process in building its customer base and expects to generate increased revenues and the Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although the Company has historically raised capital from sales of common stock and debt financing, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional debt in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Included in these estimates are valuation of marketable securities, assumptions used in determining the useful lives and valuations of long-lived assets, the fair value of derivative liabilities, valuation allowances for deferred tax assets and the valuation of stock issued for services.

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, loans, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

The Company analyzes all financial and non-financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company accounts for the following instruments at fair value.

	At December 31, 2017			At September 30, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$2,823	—	—	$2,734	—	—
Derivative liabilities	—	—	$345,344	—	—	—

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see note 3). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The fair value of marketable securities categorized as Level 1 that are measured on a recurring basis totaled $2,823 and $2,734 as of December 31, 2017 and September 30, 2017, respectively.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2017. The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities (see note 5) and revalues its derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. The fair value of derivative financial instruments, measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2017 measured $345,344.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2017 and September 30, 2017.

Concentration of Credit Risk, Accounts Receivable and Revenues

The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. The Company also maintains cash in financial institutions based in the country of Cyprus. At December 31, 2017, bank accounts in Cyprus are insured for up to $119,000 per Bank under the regulations of the European Union. At times, cash balances may exceed the federally insured limits. The Company had no amounts that exceeded insured limits at December 31, 2017 and September 30, 2017.

All of the Company’s revenues are from customers that are located outside of the United States. There are three customers that account for 94.2 % of the Company’s Accounts Receivable balance at December 31, 2017 (12%, 26% and 56.2% from a related party). For the three months ended December 31, 2017, three customers accounted for approximately 96.6% of the total revenues (39.9%, 8.2% and 48.5% from a related party). For the three months ended December 31, 2016, one customer who is a related party, accounted for 84% of the Company’s revenue. The Company had five customers which accounted for the remaining revenue during the period ended December 31, 2016.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $1,667 and $10,167 at December 31, 2017 and September 31, 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

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

Capitalized Software Development Costs

Software development costs related to the development of our electronic payment platform software, which is developed for internal use, falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology's estimated useful life of three years

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. As a result, we fully impaired all capitalized software costs as of September 30, 2017.

Intangible Assets

Intangible assets with finite lives primarily consist of licensed technology and were being amortized on a straight-line basis over the expected period to be benefited by future cash flows of two years and reviewed for impairment. As a result, we fully impaired all intangible assets as of September 30, 2017.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Revenues consist of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Merchant customers are generally charged a flat fee plus percentage per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues also include any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. The Company’s revenue is comprised of monthly recurring services provided to customers, for whom charges are contracted for over a specified period of time. Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss per Common Share and Common Share Equivalent

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At December 31, 2017 and September 30, 2017, the Company has 548,885 and 0 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effects of ASU 2016-01 on its financial statements and disclosures.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company is evaluating the impact this ASU will have on its financial statements.

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

NOTE 3 – MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. For the three months ended December 31, 2017 and 2016, realized losses from the sale of available-for-sale securities were $0 and $3,567, respectively.

The following summarizes the carrying value of marketable securities as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Historical cost	$1,837	$1,838
Unrealized gain (loss) included in accumulated other comprehensive gain (loss)	986	896
Balance, marketable securities, at fair value	$2,823	$2,734

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the three months ended December 31, 2017 and 2016, aggregate revenues – related party amount to $3,411 and $5,598 respectively.

During the year ended September 30, 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. At December 31, 2017 and September 30, 2017, the Company owed Cyprus $3,713 and $3,173, respectively.

During the year ended September 30, 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At December 31, 2017 and September 30, 2017, the Company owed its Chief Executive Officer $10 and $10, respectively.

For the three months ended December 31, 2017 and 2016, in connection with a written agreement with the director, the Company paid cash compensation to designated members of its board of directors in the amount of $3,500 and $6,900, respectively.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 5– CONVERTIBLE NOTES PAYABLE

On October 10, 2017, the Company issued a 12% Convertible Promissory Note for principal borrowings of $160,000 to a non-related party. The 12% convertible promissory note and all accrued interest are due on July 10, 2018. The Company received proceeds of $143,250 in cash which is net of offering costs of $16,750, recorded as a discount. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of $0.65 per share or 55% of the lowest trading price of the Company’s common stock during the 25 trading days immediately preceding the conversion date. At any time during the period beginning on the issue date and ending on the date which is 90 days following the issue date, the Borrower shall have the right, exercisable on not less than 3 trading days prior written notice to the holder of the Note to prepay the outstanding Note (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 130%, multiplied by the sum of then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principal amount of the Note plus default interest, if any. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 140%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Note contains representations, warranties, and events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments.

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

In connection with the issuance of debentures during the three months ended December 31, 2017, on the initial measurement date of the debenture, the fair values of the embedded conversion option derivatives of $242,366 was recorded as derivative liabilities of which $99,116 was charged to current period operations as initial derivative expense, and $143,250 was recorded as a debt discount which will be amortized into interest expense over the term of the note.

At the end of each reporting period, the Company revalues the embedded conversion option derivative liabilities. In connection with the revaluation, the Company recorded a loss on derivative liabilities of $102,978 for the three months ended December 31, 2017.

For the three months ended December 31, 2017, amortization of debt discounts related to convertible debentures amounted to $53,333, which has been included in interest expense on the accompanying unaudited statements of operations.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

During the three months ended December 31, 2017, the fair value of the derivative liabilities were estimated using the Binomial option pricing method with the following assumptions:

Dividend rate	0
Term (in years)	0.54 to 0.75 years
Volatility	277.9%
Risk-free interest rate	1.42% to 1.76%

At December 31, 2017 and September 30, 2017, convertible promissory notes consisted of the following:

	December 31, 2017	September 30, 2017
Principal amount	$160,000	$—
Less: unamortized debt discount	(106,667)	—
Convertible notes payable, net – current	$53,333	$—

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. No shares of preferred stock have been issued as of December 31, 2017 and September 30, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 15, 2017.

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

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Business Overview

We were incorporated on May 5, 2014 in the State of Florida. We intend to generate revenue through licensing our technology to third parties in Europe. More specifically, we will focus our sales efforts in Germany, Austria and Spain. At this time, we have no significant assets.

For the three months ended December 31, 2017 and 2016, we generated revenues of $7,029 and $6,661, including revenues from a related party of $3,411 and $5,598, respectively. All of the related party revenues were from Global Humax Cyprus Ltd. (“Cyprus”).

Additionally, for the three months ended December 31, 2017 and 2016, net loss amounted to $356,046 and $90,901, respectively. Since inception, our business activity has focused on the development of our corporate entity, business plan, marketing strategy, contact development, website design and product design, and development of our payment gateway called “ClickDirectPay”.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from estimates. Included in these estimates are valuation of marketable securities, assumptions used in determining the useful lives and valuations of long-lived assets, the fair value of derivative labilities, valuation allowances for deferred tax assets and the valuation of stock issued for services.

Marketable Securities

Pursuant to ASC 320, Investments – Debt and Equity Securities, marketable securities held by us are held for an indefinite period of time and thus are classified as available-for-sale securities. The fair value is based on quoted market prices for the investment as of the balance sheet date. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and our ability and intent to hold the investment until the fair value recovers. Realized gains and losses and decline in value judged to be other than temporary on available for sale securities are included in the statements of operations. The cost of securities sold or disposed is determined on a first-in first-out or FIFO method.

Capitalized Software Development Costs

Software development costs related to the development of our electronic payment platform software, which is developed for internal use, falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology's estimated useful life of three years. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. As a result, we fully impaired all capitalized software development costs as of September 30, 2017.

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

Revenue Recognition

We recognize revenue when persuasive evidence of a sale arrangement exists, services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. Revenues consist of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Merchant customers are generally charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues also include any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. Our revenue is comprised of monthly recurring services provided to customers, for whom charges are contracted for over a specified period of time. Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effects of ASU 2016-01 on its financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company is evaluating the impact this ASU will have on its financial statements.

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

Results of Operations

Revenues

For the three months ended December 31, 2017 and 2016, we generated revenues of $7,029 and $6,661, including revenues from a related party of $3,411 and $5,598, respectively. Revenues increased during the three months ended December 31, 2017 due to an increase in third party revenues of $2,555 or 240.4%, offset by a decrease in related party revenues of $2,187 or 39.1%. The related party revenues are derived from the Gateway Processing Agreement the Company has in place with an affiliate, Global Humax Cyprus Ltd. and other transaction service charges. Our affiliate agreed to pay an initial set up fee for access to ClickDirectPay and will pay a continuing annual fee and transaction processing fees under the terms of this agreement.

Cost of Revenues

For the three months ended December 31, 2017, we had $7,421 in cost of revenues as compared to $6,530 for the three months ended December 31, 2016, an increase of $891 or 13.6%. Cost of revenues increased primarily due to an increase in hosting and software maintenance fees.

Operating Expenses

For the three months ended December 31, 2017, we incurred $96,062 in operating expenses as compared to $87,163 for the three months ended December 31, 2016, an increase of $8,899 or 10.2%. Operating expenses consisted of the following:

	Three months Ended December 31,
	2017	2016

Compensation	$3,500	$6,900
Amortization of software development costs	—	7,567
Professional fees	69,739	64,616
Other selling, general and administrative expenses	22,823	8,080
Total	$96,062	$87,163

Operating expenses increased primarily due to the following:

•	A decrease in compensation of $3,400 or 49.3% due to the removal of the prior director and a new director being appointed.
•	A $7,567 or 100% reduction in amortization of software development costs arising from the impairment of these costs during the year ended September 30, 2017.
•	An increase of $14,625 in computer and internet expenses.
•	There was a write off of an investor relations payable during the period in the amount of $17,000 due to an expired contract with the vendor which is reflected in Professional fees in the statement of operations.

Loss from Operations

For the three months ended December 31, 2017, we incurred a loss from operations of $96,454 as compared to $87,032 for the three months ended December 31, 2016, an increase of $9,422 or 10.8%. The increase was resulting from the discussion above.

Other Expenses

For the three months ended December 31, 2017, we incurred total other expenses of $259,592 as compared to other expenses of $3,869 for the three months ended December 31, 2016 an increase of $255,723 or 6,610%. The increase in other expenses was related to the recording of a loss on derivative liabilities of $202,094 during the period as compared to $0 for the three months ended December 31, 2016. In addition, we incurred $57,699 of interest expense related to a Convertible Note Payable which includes $53,333 amortization of discounts during the period as compared to $0 for the three months ended December 31, 2016.

Net Loss

For the three months ended December 31, 2017, we incurred a net loss of $356,046 or $(0.01) per common share as compared to $90,901 or $(0.00) per common share for the three months ended December 31, 2016. The increase was resulting from the discussion above.

Unrealized Gain (Loss) on Available-for-sale Marketable Securities

For the three months ended December 31, 2017, we incurred an unrealized gain (loss), on available-for-sale marketable securities of $90 as compared to $1,812 for the three months ended December 31, 2016, a decrease of $1,722 or 95% related to our marketable securities that we invested during fiscal 2017.

Comprehensive Loss

For the three months ended December 31, 2017, we incurred a comprehensive loss of $355,956 as compared to $89,089 for the three months ended December 31, 2016, an increase of $266,867 or 299.6%. The increase was resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $355,694 and $54,695 of cash at December 31, 2017 and working capital of $262 and $12,694 of cash at September 30, 2017.

The increase in working capital deficit was primarily attributable to an increase in derivative liabilities of $345,344 during the period.

Cash flows for the three months ended December 31, 2017 compared to the three months ended December 31, 2016

	Three months December 31,
	2017	2016
Net Cash Used in Operating Activities	$(101,249)	$(63,312)
Net Cash Provided by (used in) Investing Activities	-	96
Net Cash Provided by Financing Activities	143,250	81,250
Net Increase in Cash	$42,001	$18,034

Net cash flow used in operating activities was $101,249 for the three months ended December 31, 2017 as compared to $63,312 for the three months ended December 31, 2016, an increase of $37,937 or 59.9%.

•	Net cash flow used in operating activities for the three months ended December 31, 2017 primarily reflected a net loss of $356,046 and the add-back of non-cash items consisting of, amortization of debt discount of $53,333 and a loss on derivative liabilities of $202,094, offset by changes in operating assets and liabilities of $630 primarily related to a decrease in prepaid expenses of $8,500, offset by a decrease in accounts payable of $14,015 and an increase in accrued expenses of $4,366. During the three months ended December 31, 2017, cash used in operating activities primarily consisted of payments of professional fees.

•

Net cash flow used in operating activities for the three months ended December 31, 2016 primarily reflected a net loss of

$90,901 and the addback of noncash items consisting of stock-based compensation of $12,000, amortization of development costs of $7,567, and a loss on sale of marketable securities of $3,567, and changes in operating assets and liabilities of $4,455. During the three months ended December 31, 2016, cash used in operating activities primarily consisted of payments of professional fees.

Net cash flow used in investing activities was $0 for the three months ended December 31, 2017 as compared to net cash provided by investing activities of $96 for the three months ended December 31, 2016. During the three months ended December 31, 2016, we purchased marketable securities of $659 offset by the receipt of proceeds from the sale of marketable securities of $755.

Net cash provided by financing activities was $143,250 for the three months ended December 31, 2017 as compared to $81,250 for the three months ended December 31, 2016. During the three months ended December 31, 2017, we received net proceeds from convertible debt of $143,250. During the three months ended December 31, 2016, we received proceeds from the sale of common stock of $81,250.

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

 As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal controls over financial reporting.

  To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

 A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2017 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.       We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective, as we do not currently have an audit committee or a financial expert on staff. We do, however, engage third party accountants to assist in oversight over our external financial reporting and oversight over the independent registered accounting firm’s audits and reviews of the Company’s financial statements.

We have taken steps to remediate some of the weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GH CAPITAL, INC.

Dated: February 8, 2018	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Executive Officer (principal executive officer)

Dated: February 8, 2018	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Financial Officer (principal financial officer and principal accounting officer)