Form 10-K/A
period 2017-09-30
GH Capital Inc.
filed 2018-05-10
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

Amendment #1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note. This amendment is being filed to add risk factors related to cyber security concerns.

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

We may fall victim to cybersecurity attacks on our systems that would be detrimental to our business plan.

As our business is heavily dependent on technology, the Company may fall victim to successful cyber-attacks or experience other cybersecurity incidents which may cause the Company to incur substantial costs and suffer other negative consequences such as:

  remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack;
  increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants;

We have no formal disclosure protocols or procedures for addressing to consistently address cybersecurity attacks.

Although we believe that our team is proficient in monitoring for cyberattacks or other cybersecurity incidents, we do not have a formal protocol to address these matters. As a result, we may not address cybersecurity incidents in a timely or comprehensive manner.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after May 10, 2018, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effects of ASU 2016-01 on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after May 10, 2018, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company is evaluating the impact this ASU will have on its financial statements and whether to early adopt.

In January 2017, the FASB issued the Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. ASU 2017-01 is effective for annual and interim periods beginning after May 10, 2018 and should be applied prospectively, with early adoption permitted. The Company does not expect that adoption of ASU 2017-01 will have a material impact on its financial statements and related disclosures.

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

GH CAPITAL INC.

Dated: May 10, 2018	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Executive Officer and Director (principal executive officer)

Dated: May 10, 2018	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: May 10, 2018	By:	/s/ William Eilers
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

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after May 10, 2018, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effects of ASU 2016-01 on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after May 10, 2018, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The Company is evaluating the impact this ASU will have on its financial statements and whether to early adopt.

In January 2017, the FASB issued the Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. ASU 2017-01 is effective for annual and interim periods beginning after May 10, 2018 and should be applied prospectively, with early adoption permitted. The Company does not expect that adoption of ASU 2017-01 will have a material impact on its financial statements and related disclosures.

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