Form 10-Q
period 2018-03-31
GH Capital Inc.
filed 2018-05-15
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,986,818 as of May 10, 2018.

GH CAPITAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GH CAPITAL INC.

BALANCE SHEETS

	March 31,	September 30,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$103,782	$12,694
Marketable securities	—	2,734
Accounts receivable	2,540	1,761
Accounts receivable - related party	462	980
Prepaid expenses and other current assets	96,000	10,167

Total Current Assets	202,784	28,336

Total Assets	$202,784	$28,336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$17,244	$24,891
Accrued expenses	9,886	—
Convertible notes payable, net of discounts	113,916	—
Deferred revenue - related party	44,801	—
Due to related parties	3,183	3,183
Derivative liabilities	1,059,612	—

Total Current Liabilities	1,248,642	28,074

Commitments and Contingencies (see Note 8)

Stockholders' Equity (Deficit):
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at March 31, 2018 and September 30, 2017)	—	—
Common stock ($0.0001 par value; 490,000,000 shares authorized; 60,961,818 and 60,661,818 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively)	6,096	6,066
Additional paid-in capital	5,430,162	5,325,192
Accumulated deficit	(6,482,116)	(5,331,892)
Accumulated other comprehensive income - marketable securities	—	896

Total Stockholders' Equity (Deficit)	(1,045,858)	262

Total Liabilities and Stockholders' Equity (Deficit)	$202,784	$28,336

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues:
Payment processing	$2,014	$868	$5,632	$1,931
Payment processing - related party	2,953	5,862	6,364	11,460
Consulting - related party	11,199	—	11,199	—

Total revenues	16,166	6,730	23,195	13,391

Cost of revenues	8,616	8,289	16,037	14,819

Gross (loss) profit	7,550	(1,559)	7,158	(1,428)

Operating Expenses:
Compensation	4,000	2,951,000	7,500	2,957,900
Amortization of software development costs and intangible asset	—	7,566	—	15,133
Professional fees	53,971	290,989	123,710	355,605
Other selling, general and administrative expenses	16,330	3,347	39,153	11,427

Total operating expenses	74,301	3,252,902	170,363	3,340,065

Loss from operations	(66,751)	(3,254,461)	(163,205)	(3,341,493)

Other Income (Expenses):
Initial derivative expense and gain (loss) on derivative liabilities	(662,268)	—	(864,362)	—
Income (loss) from foreign currency transactions	106	264	307	(38)
Gain (loss) on sale of marketable securities	838	1,874	838	(1,693)
Interest expense	(66,103)	—	(123,802)	—

Total other income (expenses)	(727,427)	2,138	(987,019)	(1,731)

Loss before income taxes	(794,178)	(3,252,323)	(1,150,224)	(3,343,224)

Provision for income taxes	—	—	—	—

Net Loss	$(794,178)	$(3,252,323)	$(1,150,224)	$(3,343,224)

Comprehensive Income (loss):
Net loss	$(794,178)	$(3,252,323)	$(1,150,224)	$(3,343,224)
Unrealized gain (loss) on available-for-sale marketable securities	(986)	(262)	(896)	1,550

Comprehensive loss	$(795,164)	$(3,252,585)	$(1,151,120)	$(3,341,674)

Net Loss per Common Share - basic and diluted	$(0.01)	$(0.07)	$(0.02)	$(0.09)

Weighted Average Common Shares Outstanding -
Basic and diluted	60,961,818	43,441,895	60,738,061	39,137,420

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,150,224)	$(3,343,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and professional fees	21,000	3,225,802
Amortization of software development costs and intangible asset	—	15,133
Amortization expense of debt discount	113,916	—
Loss (gain) on sale of marketable securities	(838)	1,693
Loss on derivative liabilities	864,362	—
Changes in operating assets and liabilities:
Accounts receivable	(779)	(519)
Accounts receivable - related party	518	(44)
Prepaid expenses	(1,833)	(46,285)
Accounts payable	(7,647)	15,669
Accrued expenses	9,886	(6,000)
Deferred revenue - related party	44,801	(4,000)

Net cash used in operating activities	(106,838)	(141,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(659)
Proceeds from sale of marketable securities	2,676	10,679

Net cash provided by investing activities	2,676	10,020

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, net	195,250	—
Net proceeds from sale of common stock	—	115,258

Net cash provided by financing activities	195,250	115,258

Net increase (decrease) in cash	91,088	(16,497)

Cash - beginning of period	12,694	34,572

Cash - end of period	$103,782	$18,075

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$105,000	$1,686,084
Common stock issued for accounts payable	$—	$12,000
Unrealized gain (loss) on marketable securities	$(896)	$1,550
Discounts on convertible debt	$220,000	$—

See accompanying notes to financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

GH Capital Inc. (the “Company”), a Florida corporation, was formed on May 5, 2014 and commenced operations in October 2014. The Company provides online payment processing services to consumers, primarily in Europe and provides certain consulting services to assist companies in going public.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $1,150,224 for the six months ended March 31, 2018. The net cash used in operations was $106,838 for the six months ended March 31, 2018. Additionally, the Company had a working capital deficit of $1,045,858 and an accumulated deficit of $6,482,116 and a stockholders’ deficit of $1,045,858 at March 31, 2018. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The Company is in the process in building its customer base and expects to generate increased revenues and the Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although the Company has historically raised capital from sales of common stock and debt financing, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional debt in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

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

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

The Company accounts for the following instruments at fair value.

	March 31, 2018			At September 30, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	—	—	—	$2,734	—	—
Derivative liabilities	—	—	$1,059,612	—	—	—

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see note 3). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The fair value of marketable securities categorized as Level 1 that are measured on a recurring basis totaled $0 and $2,734 as of March 31, 2018 and September 30, 2017, respectively.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of March 31, 2018. The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities (see note 5) and revalues its derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. The fair value of derivative financial instruments, measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2018 measured $1,059,612.

A rollforward of the level 3 derivative liabilities is as follows:

Balance at September 30, 2017	$—
Initial derivative expense	174,998
Initial derivative recorded as debt discount	195,250
Gain (loss) on derivatives	689,364
Balance at March 31, 2018	$1,059,612

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents March 31, 2018 and September 30, 2017.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments, Carried at Cost

The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities , to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. In March 2017, the Company received 18,000,000 common shares, 19.6%, of Vmoney Holdings, Inc. (“Vmoney”) a startup company as a consulting fee and management determined that such securities were non-marketable and had a zero value at the receipt date and as of March 31, 2018.

Concentration of Credit Risk, Accounts Receivable and Revenues

The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. The Company also maintains cash in financial institutions based in the country of Cyprus. March 31, 2018, bank accounts in Cyprus are insured for up to $119,000 per Bank under the regulations of the European Union. At times, cash balances may exceed the federally insured limits. The Company had no amounts that exceeded insured limits March 31, 2018 and September 30, 2017.

All of the Company’s revenues are from customers that are located outside of the United States. There are three payment processing customers that account for 97.6 % of the Company’s Accounts Receivable balance March 31, 2018 (48.0%, 34.2% and 15.4% from a related party). For the six months ended March 31, 2018, three payment processing customers accounted for approximately 96.9% of the total payment processing revenues (31.7%, 12.2% and 53.0% from a related party) and one related party customer accounted for 100% of the consulting revenue.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $96,000 and $10,167 March 31, 2018 and September 31, 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. There are two sources of recognized revenue. These comprise (1) payment processing services related to online money transfer transactions for diversified online merchants with a target market in Europe and (2) consulting for business development. For the consulting services, revenue is recognized when the Company satisfies the performance obligation based on the consulting agreement . In the payment processing segment, revenues consist of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Merchant customers are generally charged a flat fee plus percentage per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues also include any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. The Company’s revenue is comprised of monthly recurring services provided to customers, for whom charges are contracted for over a specified period of time. Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development costs are expensed as incurred.

Loss per Common Share and Common Share Equivalent

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. March 31, 2018 and September 30, 2017, the Company has 3,220,376 and 0 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. The FASB has approved a one-year deferral of the effective date with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross), or ASU 2016-08. These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The amendments in ASU 2016-20 provide technical corrections to various implementation examples and clarifying guidance on the treatment of capitalized advertising costs, impairment testing of capitalized contract costs, performance obligation disclosures and scope exceptions. The amendments in ASU 2016-12 provide clarifying guidance on assessing collectability; noncash consideration; presentation of sales taxes; and transition. The amendments in ASU 2016-10 provide clarifying guidance on the materiality and evaluation of performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. Collectively, these updates will require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The adoption of ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09. The new guidance permits adoption through either a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. The Company will adopt this standard as required on October 1, 2018. The Company has assessed the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures and believes such impact will not be material.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In March 2018, the FASB affirmed a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also tentatively approved a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 3 – MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. For the six months ended March 31, 2018 and 2017, realized gain/(loss) from the sale of available-for-sale securities were $838 and ($1,693), respectively.

The following summarizes the carrying value of marketable securities as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Historical cost	$1,838	$1,838
Less: sale during the period	(1,838)	—
Unrealized gain (loss) included in accumulated other comprehensive gain (loss)	—	896
Balance, marketable securities, at fair value	$—	$2,734

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the six months ended March 31, 2018 and 2017, aggregate revenues – related party amount to $6,364 and $11,460 respectively.

During the year ended September 30, 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. March 31, 2018 and September 30, 2017, the Company owed Cyprus $3,173 and $3,173, respectively.

During the year ended September 30, 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. March 31, 2018 and September 30, 2017, the Company owed its Chief Executive Officer $10 and $10, respectively.

For the six months ended March 31, 2018 and 2017, in connection with a written agreement with the director, the Company paid cash compensation to designated members of its board of directors in the amount of $7,500 and $12,900, respectively.

On April 24, 2017, the Company entered into a Consulting Agreement with an unrelated start-up company whereby the Company agreed to provide certain services related to business development for the entity in exchange for 18,000,000 founder shares of common stock of the company which represented approximately 19% of that entity. The shares received were valued at estimated fair value of zero and the receipt of shares resulted in the entity becoming a related party to the Company. After 10 months of providing services, the parties believed it best to extend the term of the agreement through September 30, 2018 in exchange for $56,000 to the Company as the entity has chosen to “go public” through an S-1 filing with the Securities and Exchange Commission which will require additional resources on behalf of the Company. During the six months ended March 31, 2018, the Company recognized revenue - related party of $11,199 in connection with this agreement and recorded deferred revenue of $44,801 at March 31, 2018 to be recognized as revenue over the remaining term of the agreement.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 5– CONVERTIBLE NOTES PAYABLE

On October 10, 2017, the Company issued a 12% Convertible Promissory Note for principal borrowings of $160,000 to a non-related party. The 12% convertible promissory note and all accrued interest are due on July 10, 2018. The Company received proceeds of $143,250 in cash which is net of offering costs of $16,750, recorded as a discount. The note is unsecured and bears interest at the rate of 12% per annum from the issuance date thereof until the note is paid. The note holder shall have the right to convert beginning on the date which is following the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to a price which is the lower of $0.65 per share or 55% of the lowest trading price of the Company’s common stock during the 25 trading days immediately preceding the conversion date. At any time during the period beginning on the issue date and ending on the date which is 90 days following the issue date, the Borrower shall have the right, exercisable on not less than 3 trading days prior written notice to the holder of the Note to prepay the outstanding Note (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 130%, multiplied by the sum of then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principal amount of the Note plus default interest, if any. During the first 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium of 140%. After this initial 180-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Note contains representations, warranties, and events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. As of March 31, 2018, the principal balance of this note is $160,000.

In February 2018, under a Securities Purchase Agreement, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $180,000 and received initial proceeds of $60,000. The 10% convertible promissory notes and all accrued interest are due in February 2019. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 65% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date subject to increases in the discount rate based on certain future events. During the first 90 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 145% as defined in the note agreement. After this initial 90-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 15% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid an original issuance discount of $6,000 and related loan fees of $2,000 in connection with this note payable which is being amortized over the term of the note. The Note contains representations, warranties, events of default, beneficial ownership limitations, piggyback registration rights and other provisions that are customary of similar instruments. As of March 31, 2018, the principal balance of this note is $60,000.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 5– CONVERTIBLE NOTES PAYABLE (continued)

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

In connection with the issuance of the notes during the six months ended March 31, 2018, on the initial measurement date of the notes, the fair values of the embedded conversion option derivatives of $370,248 was recorded as derivative liabilities of which $174,998 was charged to current period operations as initial derivative expense, and $195,250 was recorded as a debt discount which will be amortized into interest expense over the term of the note.

At the end of each reporting period, the Company revalues the embedded conversion option derivative liabilities. In connection with the revaluation, the Company recorded a loss on derivative liabilities of $689,364 for the six months ended March 31, 2018.

For the six months ended March 31, 2018, amortization of debt discounts related to convertible debentures amounted to $113,916, which has been included in interest expense on the accompanying unaudited statements of operations.

During the three months ended March 31, 2018, the fair value of the derivative liabilities were estimated using the Binomial option pricing method with the following assumptions:

Dividend rate	0
Term (in years)	0.06 to 0.20 years
Volatility	506.3%
Risk-free interest rate	2.01% to 2.09%

March 31, 2018 and September 30, 2017, convertible promissory notes consisted of the following:

	March 31, 2018	September 30, 2017
Principal amount	$220,000	$—
Less: unamortized debt discount	(106,084)	—)
Convertible notes payable, net – current	$113,916	$—

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. No shares of preferred stock have been issued as of March 31, 2018 and September 30, 2017.

Common Stock

On February 13, 2018, in connection with a contract agreement, the Company issued 300,000 shares of restricted stock to a consultant. The shares were valued on the date of grant at their fair value of $105,000, or $0.35 per share, using the closing quoted trading price of the Company’s common stock on February 13, 2018 which was recorded as a prepaid asset to be recognized through the term of the agreement ended September 30, 2018. The company recognized $21,000 as of March 31, 2018.

NOTE 7 – SEGMENT INFORMATION

During the six months ended March 31, 2018, the Company operated in two reportable business segments - (1) Transaction processing related to online money transfer transactions for diversified online merchants with a target market in Europe (2) Consulting for business development. The Company’s reportable segments were strategic business units that offered different services. They were not managed separately.

Information with respect to these reportable business segments for the six months ended March 2018 and 2017 was as follows:

	For the Six Months ended March 31,
	2018	2017
Revenues:
Payment processing	$5,632	$1,931
Payment processing – related party	6,364	11,460
Consulting – related party	11,199	—
	23,195	13,391
Cost of revenues
Payment processing	16,037	14,819
	16,037	14,819

Net loss (a)	$(1,150,224)	$(3,343,224)

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

On April 26, 2018 the Company issued 25,000 shares of common stock with a contractual conversion price of $0.04004 to convert $0.00 principal amount with $501 of accrued and unpaid interest and $500 conversion fee, totaling $1,001 of the October 10, 2017 12% Convertible Promissory Note with principal borrowings of $160,000 to a non-related party.

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

For the six months ended March 31, 2018 and 2017 respectively, we generated revenues of $23,195 and $13,391 from payment processing services and from consulting services, including revenues from related parties of $17,563 and $11,460, respectively.

Additionally, for the six months ended March 31, 2018 and 2017, net loss amounted to $1,150,224 and $3,343,224, respectively. Since inception, our business activity has focused on the development of our corporate entity, business plan, marketing strategy and sales, contact development, website design and product design, and development of our payment gateway called “ClickDirectPay”.

Plan of Operations

The Company's strategy is to engage as many third-party merchants to rely on its payment system. The Company charges each merchant a percentage of revenues, in addition to transaction fees. The Company's President will personally attempt to acquire as many merchants to use the Company's ClickDirectPay application to drive revenues. In addition, the Company currently is marketing to provide consulting services related to going public transactions for European and Asian issuers looking to list in the United States, pulling on our experience and network developed through our own going public. We currently have engaged one customer in this line of business, but look to take on more clients with better advertising.

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

Investments, Carried at Cost

The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities , to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. In March 2017, the Company received 18,000,000 common shares, 19.6%, of Vmoney Holdings, Inc. (“Vmoney”) a startup company as a consulting fee and management determined that such securities were non-marketable and had a zero value at the receipt date and as of March 31, 2018.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Derivative Liabilities

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and ASC 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. The Company marks to market the fair value of the embedded derivative convertible notes at each balance sheet date and records the change in the fair value of the embedded derivative convertible notes as other income or expense in the consolidated statements of operations. The Company utilizes the binomial lattice model that values the liability of the derivative convertible notes. The binomial lattice valuation model requires the use of subjective assumptions.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. There are two sources of recognized revenue. These comprise (1) payment processing services related to online money transfer transactions for diversified online merchants with a target market in Europe and (2) consulting for business development. For the consulting business, revenue is recognized when the Company satisfies the performance obligation based on the consulting agreement. In the payment processing segment, revenues consist of fees generated through the electronic processing of payment transactions and related services, and is recognized as revenue during the period the transactions are processed or when the related services are performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Merchant customers are generally charged a flat fee plus percentage per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues also include any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees is recognized over the term of the related service contract. The Company’s revenue is comprised of monthly recurring services provided to customers, for whom charges are contracted for over a specified period of time. Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In March 2018, the FASB affirmed a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also tentatively approved a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.

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

Results of Operations

Revenues

For the six months ended March 31, 2018 and 2017, we generated revenues of $23,195 and $13,391, including revenues from related parties of $17,563 and $11,460, respectively. For the three months ended March 31, 2018 and 2017, we generated revenues of $16,166 and $6,730, including revenues from related parties of $14,152 and $5,862, respectively. Revenues increased during the six months ended March 31, 2018 due to an increase in third party revenues of $3,701 and an increase in related party revenues of $6,103 mainly due a new contract related to a new business segment for consulting fees to conduct business development services during the period. Revenues increased during the three months ended March 31, 2018 due to an increase in third party revenues of $1,146 and an increase in related party revenues of $8,290 mainly due a new contract related to a new business segment for consulting fees to conduct business development services during the period for which we recognized revenue of $11,199. The related party revenues from payment processing services are derived from the Gateway Processing Agreement the Company has in place with an affiliate, Global Humax Cyprus Ltd. and other transaction service charges. Our affiliate agreed to pay an initial set up fee for access to ClickDirectPay and will pay a continuing annual fee and transaction processing fees under the terms of this agreement.

Cost of Revenues

For the six months ended March 31, 2018, we incurred $149,363 in operating expenses as compared to $3,340,065 for the six months ended March 31, 2017, a decrease of $3,190,702 or 95.5%. For the three months ended March 31, 2018, we incurred $74,301 in operating expenses as compared to $3,325,902 for the three months ended March 31, 2017, a decrease of $3,178,601 or 97.7%.

Operating Expenses

For the six months ended March 31, 2018, we incurred $170,363 in operating expenses as compared to $3,340,065 for the six months ended March 31, 2017, a decrease of $3,169,702 or 94.9%. For the three months ended March 31, 2018, we incurred $74,301 in operating expenses as compared to $3,252,902 for the three months ended March 31, 2017, a decrease of $3,178,601 or 97.7%. Operating expenses consisted of the following:

	Six months Ended March 31,
	2018	2017

Compensation	$7,500	$2,957,900
Amortization of software development costs	—	15,133
Professional fees	123,710	355,605
Other selling, general and administrative expenses	39,153	11,427
Total	$170,363	$3,340,065

	Three months Ended March 31,
	2018	2017

Compensation	$4,000	$2,951,000
Amortization of software development costs	—	7,566
Professional fees	53,971	290,989
Other selling, general and administrative expenses	16,330	3,347
Total	$74,301	$3,252,902

Operating expenses decreased primarily due to

•

A decrease in compensation of $2,950,400 primarily due to stock based compensation to our director and CEO for $2,945,000 in 2017, a decrease in professional fees of $231,895 primarily due to a decrease in consulting and investor relations services for the six months ended March 31, 2018. There was a write off of an investor relations payable during the six month period in the amount of $17,000 due to an expired contract with the vendor which is reflected in Professional fees in the statement of operations. There was a decrease in compensation of $2,947,000 primarily due to stock based compensation to our director and CEO for $2,945,000, a decrease in professional fees of $237,018, primarily due to a decrease in consulting and investor relations services for the three months ended March 31, 2018.

•	A $15,133 and $7,567 or 100%, for the six and three months ended March 31, 2018 respectively reduction in amortization of software development costs arising from the impairment of these costs during the year ended September 30, 2017.

Loss from Operations

For the six months ended March 31, 2018, we incurred a loss from operations of $163,205 as compared to $3,341,493 for the six months ended March 31, 2017, a decrease of $3,178,288 or 95.1%. For the three months ended March 31, 2018, we incurred a loss from operations of $66,751 as compared to $3,254,461 for the three months ended March 31, 2017, a decrease of $3,187,710 or 97.9%. These decreases were resulting from the discussion above.

Other Expenses

For the six months ended March 31, 2018, we incurred total other expenses of $987,019 as compared to $1,731 for the six months ended March 31, 2017. For the three months ended March 31, 2018, we incurred total other income (expense) of $(727,427) as compared to $2,138 for the three months ended March 31, 2017. The increase in other expenses was primarily related to the recording of a (loss) on derivative liabilities of ($662,268) and ($864,362) from convertible note borrowings during the three and six months ended March 31, 2018 as compared to $0 for both comparable periods in fiscal 2017.

Net Loss

For the six months ended March 31, 2018, we incurred a net loss of $1,150,224 or $(0.02) per common share as compared to $3,343,224 or $(0.09) per common share for the six months ended March 31, 2017. For the three months ended March 31, 2018, we incurred a net loss of $794,178 or $(0.01) per common share as compared to $3,252,323 or $(0.07) per common share for the three months ended March 31, 2017. These increases were resulting from the discussion above.

Unrealized Gain (Loss) on Available-for-sale Marketable Securities

For the six months ended March 31, 2018, we incurred an unrealized (loss)/gain on available-for-sale marketable securities of ($896) as compared to $1,550 for the six months ended March 31, 2017, a decrease of $2,446 related to our marketable securities that we invested during fiscal 2017. These securities were sold during the period ended March 31, 2018. For the three months ended March 31, 2017, we incurred an unrealized (loss)/gain on available-for-sale marketable securities of ($986) as compared to ($262) for the three months ended March 31, 2017, an increase of $724 related to our marketable securities that we invested during fiscal 2017.

Comprehensive Loss

For the six months ended March 31, 2018, we incurred a comprehensive loss of $1,150,120 as compared to $3,341,674 for the six months ended March 31, 2017. For the three months ended March 31, 2018, we incurred a comprehensive loss of $795,164 as compared to $3,252,585 for the three months ended March 31, 2017. These decreases were resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,045,858 and $103,782 of cash March 31, 2018 and working capital of $262 and $12,694 of cash at September 30, 2017.

The increase in working capital deficit was primarily attributable to an increase in derivative liabilities of $1,059,612 during the period.

Cash flows for the six months ended March 31, 2018 compared to the six months ended March 31, 2017

	Six months March 31,
	2018	2017
Net Cash Used in Operating Activities	$(106,838)	$(141,775)
Net Cash Provided by Investing Activities	2,676	10,020
Net Cash Provided by Financing Activities	195,250	115,258
Net Increase (decrease) in Cash	$91,088	$(16,497)

Net cash flow used in operating activities was $106,838 for the six months ended March 31, 2018 as compared to $141,775 for the six months ended March 31, 2017, a decrease of $34,937.

•	Net cash flow used in operating activities for the six months ended March 31, 2018 primarily reflected a net loss of $1,150,224 and the add-back of non-cash items consisting of loss on derivative liabilities of $864,362, stock-based compensation of $21,000, amortization of debt discounts of $113,916, and a gain on sale of marketable securities of $838, offset by changes in operating assets and liabilities of $44,946, primarily related to an increase in prepaid expenses of $1,833 and an increase in deferred revenue – related party of $44,801. During the six months ended March 31, 2018, cash used in operating activities primarily consisted of payments of professional fees.

•	Net cash flow used in operating activities for the six months ended March 31, 2017 primarily reflected a net loss of $3,343,224 and the add-back of non-cash items consisting of stock-based compensation of $3,225,802, amortization of development costs of $15,133, and a loss on sale of marketable securities of $1,693, offset by changes in operating assets and liabilities of $41,179 primarily related to an increase in prepaid expenses of $46,285. During the six months ended March 31, 2017, cash used in operating activities primarily consisted of payments of professional fees.

Net cash flow provided by investing activities was $2,676 for the six months ended March 31, 2018 as compared to net cash provided by investing activities of $10,020 for the six months ended March 31, 2017. During the six months ended March 31, 2018, we received proceeds from the sale of marketable securities of $2,676. During the six months ended March 31, 2017, we purchased marketable securities of $659 offset by the receipt of proceeds from the sale of marketable securities of $10,679.

Net cash provided by financing activities was $195,250 for the six months ended March 31, 2018 as compared to $115,258 for the six months ended March 31, 2017. During the six months ended March 31, 2018, we received net proceeds from convertible debt of $195,250. During the six months ended March 31, 2017, we received net proceeds from the sale of common stock of $115,258.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2018 our internal controls over financial reporting were not effective at the reasonable assurance level:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2018, the Company issued 25,000 shares as a conversion of interest on a convertible promissory note held by Auctus Fund, LLC. The shares and the original note were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

GH CAPITAL, INC.

Dated: May 15, 2018	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Executive Officer (principal executive officer)

Dated: May 15, 2018	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Financial Officer (principal financial officer and principal accounting officer)