Form 10-Q
period 2018-06-30
GH Capital Inc.
filed 2018-08-20
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,146,818 as of August 20, 2018.

GH CAPITAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 GH CAPITAL INC.

BALANCE SHEETS

	June 30,	September 30,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$99,417	$12,694
Marketable securities	—	2,734
Accounts receivable	1,532	1,761
Accounts receivable - related party	—	980
Prepaid expenses and other current assets	53,750	10,167

Total Current Assets	154,699	28,336

Total Assets	$154,699	$28,336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$26,058	$24,891
Accrued expenses	12,433	—
Convertible notes payable, net of discounts	275,290	—
Deferred revenue - related party	22,401	—
Due to related parties	4,253	3,183
Derivative liabilities	313,124	—

Total Current Liabilities	653,559	28,074

Commitments and Contingencies (see Note 8)

Stockholders' Equity (Deficit):
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at June 30, 2018 and September 30, 2017)	—	—
Common stock ($0.0001 par value; 490,000,000 shares authorized; 61,146,818 and 60,661,818 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively)	6,115	6,066
Additional paid-in capital	5,441,836	5,325,192
Accumulated deficit	(5,946,811)	(5,331,892)
Accumulated other comprehensive income - marketable securities	—	896

Total Stockholders' Equity (Deficit)	(498,860)	262

Total Liabilities and Stockholders' Equity (Deficit)	$154,699	$28,336

See accompanying notes to unaudited financial statements.

GH CAPITAL INC.

 STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:
Payment processing	$—	$2,959	$5,632	$4,890
Payment processing - related party	—	2,669	6,364	14,129
Consulting - related party	22,400	—	33,599	—

Total revenues	22,400	5,628	45,595	19,019

Cost of revenues	8,961	7,341	24,998	22,160

Gross (loss) profit	13,439	(1,713)	20,597	(3,141)

Operating Expenses:
Compensation	3,000	104,000	10,500	3,061,900
Amortization of software development costs and intangible asset	—	10,734	—	25,867
Professional fees	81,640	750,546	205,350	1,106,151
Asset impairment	—	55,489	—	55,489
Other selling, general and administrative expenses	35,739	4,406	74,892	15,833

Total operating expenses	120,379	925,175	290,742	4,265,240

Loss from operations	(106,940)	(926,888)	(270,145)	(4,268,381)

Other Income (Expenses):
Initial derivative expense and gain (loss) on derivative liabilities	756,782	—	(107,580)	—
Income (loss) from foreign currency transactions	(133)	230	174	192
Gain (loss) on sale of marketable securities	—	—	838	(1,693)
Interest income (expense)	(114,404)	1	(238,206)	1

Total other income (expenses)	642,245	231	(344,774)	(1,500)

Income (loss) before income taxes	535,305	(926,657)	(614,919)	(4,269,881)

Provision for income taxes	—	—	—	—

Net income (loss)	$535,305	$(926,657)	$(614,919)	$(4,269,881)

Comprehensive Income (loss):
Net loss	$535,305	$(926,657)	$(614,919)	$(4,269,881)

Unrealized gain (loss) on available-for-sale marketable securities	—	143	(896)	1,693

Comprehensive loss	$535,305	$(926,514)	$(615,815)	$(4,268,188)

Net income (loss) per Common Share - basic and diluted	$0.01	$(0.02)	$(0.01)	$(0.09)

Weighted Average Common Shares Outstanding - Basic and diluted	61,021,874	60,201,735	60,832,166	46,157,586

See accompanying notes to unaudited financial statements.

GH CAPITAL INC.

 STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(614,919)	$(4,269,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and professional fees	63,000	4,021,135
Stock-based conversion fees	1,500	—
Amortization of software development costs and intangible asset	—	25,867
Asset impairment	—	55,489
Accretion of premium on convertible note	37,082	—
Amortization expense of debt discount	183,208	—
Bad debt expense	1,009	—
Loss (gain) on sale of marketable securities	(838)	1,693
Initial derivative expense and (gain) loss on derivative liabilities	107,580	—
Changes in operating assets and liabilities:
Accounts receivable	(780)	(1,510)
Accounts receivable - related party	980	321
Prepaid expenses	(1,583)	28,708
Accounts payable	1,166	12,947
Accrued expenses	16,421	(2,000)
Deferred revenue - related party	22,401	(4,000)

Net cash used in operating activities	(183,773)	(131,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(659)
Proceeds from sale of marketable securities	2,676	10,679

Net cash provided by investing activities	2,676	10,020

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, net	266,750	—
Net proceeds from sale of common stock	—	115,258
Proceeds from related party	1,070	—

Net cash provided by financing activities	267,820	115,258

Net increase (decrease) in cash	86,723	(5,953)

Cash - beginning of period	12,694	34,572

Cash - end of period	$99,417	$28,619

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$105,000	$1,010,358
Common stock issued for accrued interest on convertible debt	$3,988	$—
Common stock issued for accrued expenses	$—	$23,500
Common stock issued for intangible asset	$—	$38,000
Unrealized gain (loss) on marketable securities	$(896)	$—
Debt discounts on convertible debt	$243,000	$—
Stock warrants granted with convertible notes	$6,206	$—

See accompanying notes to unaudited financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $614,919 for the nine months ended June 30, 2018. The net cash used in operations was $183,773 for the nine months ended June 30, 2018. Additionally, the Company had a working capital deficit of $498,860 and an accumulated deficit of $5,946,811 and a stockholders’ deficit of $498,860 at June 30, 2018. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The Company is in the process of building its customer base and expects to generate increased revenues and the Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although the Company has historically raised capital from sales of common stock and debt financing, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional debt in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company analyzes all financial and non-financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company accounts for the following instruments at fair value.

	June 30, 2018			At September 30, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	—	—	—	$2,734	—	—
Derivative liabilities	—	—	$313,124	—	—	—

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see note 3). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The fair value of marketable securities categorized as Level 1 that are measured on a recurring basis totaled $0 and $2,734 as of June 30, 2018 and September 30, 2017, respectively.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of June 30, 2018. The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities (see note 5) and revalues its derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. The fair value of derivative financial instruments, measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2018 measured $313,124.

A rollforward of the level 3 derivative liabilities is as follows:

Balance at September 30, 2017	$—
Initial derivative expense	218,234
Initial derivative recorded as debt discount	205,544
(Gain) loss on derivatives	(110,654)
Balance at June 30, 2018	$313,124

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2018 and September 30, 2017.

Investments, Carried at Cost

The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities , to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. In March 2017, the Company received 18,000,000 common shares, 19.6%, of Vmoney Holdings, Inc. (“Vmoney”) a startup company as a consulting fee and management determined that such securities were non-marketable and had a zero value at the receipt date and as of June 30, 2018.

Concentration of Credit Risk, Accounts Receivable and Revenues

The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. The Company also maintains cash in financial institutions based in the country of Cyprus. Bank accounts in Cyprus are insured for up to $119,000 per Bank under the regulations of the European Union. At times, cash balances may exceed the federally insured limits. The Company had no amounts that exceeded insured limits at June 30, 2018 and September 30, 2017.

All of the Company’s revenues are from customers that are located outside of the United States. One payment processing customer accounts for 94% of the Company’s Accounts Receivable balance at June 30, 2018. For the nine months ended June 30, 2018, three payment processing customers accounted for approximately 97% of the total payment processing revenues (32%, 12% and 53% from a related party) and one related party customer accounted for 100% of the consulting revenue.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $53,750 and $10,167 at June 30, 2018 and September 31, 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

June 30, 2018

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

Derivative liabilities

The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 815-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

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

June 30, 2018

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

Loss per Common Share and Common Share Equivalent

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At June 30, 2018 and September 30, 2017, the Company has 5,009,832 and 0 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

June 30, 2018

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

June 30, 2018

(Unaudited)

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company is evaluating the impact this ASU will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. For the nine months ended June 30, 2018 and 2017, realized gain/(loss) from the sale of available-for-sale securities were $838 and ($1,693), respectively.

The following summarizes the carrying value of marketable securities as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Historical cost	$1,838	$1,838
Less: sale during the period	(1,838)	—
Unrealized gain (loss) included in accumulated other comprehensive gain (loss)	—	896
Balance, marketable securities, at fair value	$—	$2,734

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the nine months ended June 30, 2018 and 2017, aggregate revenues – related party amount to $6,364 and $14,129 respectively.

During the year ended September 30, 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. At June 30, 2018 and September 30, 2017, the Company owed Cyprus $3,173 and $3,173, respectively.

During the year ended September 30, 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At June 30, 2018 and September 30, 2017, the Company owed its Chief Executive Officer $10 and $10, respectively.

During the three and nine months ended June 30, 2018, the Company’s Attorney advanced $1,070 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At June 30, 2018 and September 30, 2017, the Company owed its Attorney $1,070 and zero, respectively.

For the nine months ended June 30, 2018 and 2017, in connection with a written agreement with the director, the Company paid cash compensation to designated members of its board of directors in the amount of $10,500 and $16,900, respectively.

On April 24, 2017, the Company entered into a Consulting Agreement with an unrelated start-up company whereby the Company agreed to provide certain services related to business development for the entity in exchange for 18,000,000 founder shares of common stock of the company which represented approximately 19% of that entity. The shares received were valued at estimated fair value of zero and the receipt of shares resulted in the entity becoming a related party to the Company. After 10 months of providing services, the parties believed it best to extend the term of the agreement through September 30, 2018 in exchange for $56,000 to the Company as the entity has chosen to “go public” through an S-1 filing with the Securities and Exchange Commission which will require additional resources on behalf of the Company. During the nine months ended June 30, 2018, the Company recognized revenue - related party of $33,599 in connection with this agreement and recorded deferred revenue of $22,401 at June 30, 2018 to be recognized as revenue over the remaining term of the agreement.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

On April 26, 2018 the Company issued 25,000 shares of common stock to the noteholder with a contractual conversion price of $0.04 to convert $0 principal amount with $501 of accrued and unpaid interest and $500 conversion fee, totaling $1,001.

On May 25, 2018 the Company issued 50,000 shares of common stock to the noteholder with a contractual conversion price of $0.03 to convert $0 principal amount with $902 of accrued and unpaid interest and $500 conversion fee, totaling $1,402.

On June 12, 2018 the Company issued 110,000 shares of common stock to the noteholder with a contractual conversion price of $0.03 to convert $0 principal amount with $2,584 of accrued and unpaid interest and $500 conversion fee, totaling $3,084.

As of June 30, 2018, the principal balance of this note is $160,000.

In February 2018, under a Securities Purchase Agreement, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $180,000 and received initial proceeds of $60,000. In June 2018, the Company received additional proceeds of $20,000 which resulted to a total of $80,000 proceeds. The 10% convertible promissory notes and all accrued interest are due in twelve months from the effective date of each tranche. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 65% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date subject to increases in the discount rate based on certain future events. If at any time while this note is outstanding, the conversion price is equal to or lower than $0.15, then an additional 15% discount shall be added into the conversion price resulting in a discount rate of 50%. During the first 90 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the holder under the terms of this note, at a premium ranging from 135% to 145% as defined in the note agreement. After this initial 90-day period, the Company does not have a right to prepay the note. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 15% per annum from the due date thereof until the same is paid. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Company paid an original issuance discount of $8,000 and related loan fees of $3,500 in connection with this note payable which is being amortized over the term of the note. The Note contains representations, warranties, events of default, beneficial ownership limitations, piggyback registration rights and other provisions that are customary of similar instruments. As of June 30, 2018, the principal balance of this note is $80,000.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 5– CONVERTIBLE NOTES PAYABLE (continued)

The Company evaluated whether or not the above two convertible promissory notes contains embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. The Company determined that the terms of the notes discussed above contains conversion terms, primarily those resulting in an indeterminable number of shares being issued upon conversion which causes the embedded conversion option to be bifurcated and accounted for as derivative liability at fair value.

In connection with the issuance of these notes during the nine months ended June 30, 2018, on the initial measurement date of the notes, the fair values of the embedded conversion option derivatives of $423,778 was recorded as derivative liabilities of which $218,234 was charged to current period operations as initial derivative expense, and $205,544 was recorded as a debt discount which will be amortized into interest expense over the term of the note.

At the end of each reporting period, the Company revalues the embedded conversion option derivative liabilities. In connection with the revaluation, the Company recorded a gain on derivative liabilities of $110,654 for the nine months ended June 30, 2018. (see Note 2)

In June 2018, under a Securities Purchase Agreement, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $58,000. The 10% convertible promissory note and all accrued interest are due in June 2019. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder has the right to convert beginning 180 days following the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 61% of the average of the lowest two trading prices of the Company’s common stock during the 20 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. The Company granted the note holder 50,000 warrants in connection with the issuance of this note. The warrants had a term of 5 years from the date of grant and was exercisable at an exercise price of $0.40. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $6,206 using a simple binomial lattice model (see Note 6). The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and in 2018, and recorded a debt premium liability of $37,082 and a charge to interest expense of $37,082. As of June 30, 2018, the principal balance of this note was $58,000.

For the nine months ended June 30, 2018, amortization of debt discounts related to convertible debentures amounted to $183,208, which has been amortized to interest expense on the accompanying unaudited statements of operations.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 5– CONVERTIBLE NOTES PAYABLE (continued)

During the nine months ended June 30, 2018, the fair value of the derivative liabilities were estimated using the Binomial option pricing method with the following assumptions:

Dividend rate	0
Term (in years)	0.01 to 0.14 years
Volatility	472.9%
Risk-free interest rate	2.32% to 2.33%

At June 30, 2018 and September 30, 2017, convertible promissory notes consisted of the following:

	June 30, 2018	September 30, 2017
Principal amount	$298,000	$—
Add: debt premium liability	37,082	—
Less: unamortized debt discount	(59,792)	—
Convertible notes payable, net – current	$275,290	$—

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. No shares of preferred stock have been issued as of June 30, 2018 and September 30, 2017.

Common Stock

On February 13, 2018, in connection with a contract agreement, the Company issued 300,000 shares of restricted stock to a consultant. The shares were valued on the date of grant at their fair value of $105,000, or $0.35 per share, using the closing quoted trading price of the Company’s common stock on February 13, 2018 which was recorded as a prepaid asset to be recognized through the term of the agreement ended September 30, 2018. The company recognized $63,000 as of June 30, 2018.

Between April 2018 and June 2018, the Company issued an aggregate of 185,000 shares of the Company’s common stock to a note holder with a contractual conversion price ranging from $0.03 to $0.04 to convert $0 in principal amount with $3,987 of accrued and unpaid interest and $1,500 of conversion fees, totaling $5,487 (see note 5).

Stock Warrants

In June 2018, the Company granted a note holder 50,000 warrants in connection with the issuance of a convertible note. The warrants have a term of 5 years from the date of grant and are exercisable at an exercise price of $0.40. The Company accounted for the warrants by using the relative fair value method. The Company recorded debt discount resulting from the relative fair value of the warrants of $6,206 using a simple binomial lattice model with the following assumptions: stock price at date of grant of $0.18, exercise price of $0.40, dividend yield of zero, years to maturity of 5.00, a risk free rate of 2.80%, and expected volatility of 473%. The debt discount will be amortized over the term of the convertible note (see Note 5).

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 7 – SEGMENT INFORMATION

During the nine months ended June 30, 2018, the Company operated in two reportable business segments - (1) Transaction processing related to online money transfer transactions for diversified online merchants with a target market in Europe (2) Consulting for business development. The Company’s reportable segments were strategic business units that offered different services. They were not managed separately.

Information with respect to these reportable business segments for the nine months ended June 30, 2018 and 2017 was as follows:

	For the Nine Months ended June 30,
	2018	2017
Revenues:
Payment processing	$5,632	$4,890
Payment processing – related party	6,364	14,129
Consulting – related party	33,599	—
	45,595	19,019
Cost of revenues
Payment processing	24,988	22,160
	24,988	22,160

Net loss (a)	$(614,919)	$(4,269,881)

(a)	The Company does not allocate any general and administrative expense of its U.S. activities to its reportable segments, because these activities are managed at a corporate level.

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

For the nine months ended June 30, 2018 and 2017 respectively, we generated revenues of $45,595 and $19,019 from payment processing services and from consulting services, including revenues from related parties of $39,963 and $14,129, respectively.

Additionally, for the nine months ended June 30, 2018 and 2017, net loss amounted to $614,919 and $4,269,881, respectively. Since inception, our business activity has focused on the development of our corporate entity, business plan, marketing strategy and sales, contact development, website design and product design, and development of our payment gateway called “ClickDirectPay”.

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

Investments, Carried at Cost

The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities , to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. In March 2017, the Company received 18,000,000 common shares, 19.6%, of Vmoney Holdings, Inc. (“Vmoney”) a startup company as a consulting fee and management determined that such securities were non-marketable and had a zero value at the receipt date and as of June 30, 2018.

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

Derivative Liabilities

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and ASC 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations and comprehensive income (loss) as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to other income or expense as part of gain or loss on extinguishment. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. The Company marks to market the fair value of the embedded derivative convertible notes at each balance sheet date and records the change in the fair value of the embedded derivative convertible notes as other income or expense in the statements of operations. The Company utilizes the binomial lattice model that values the liability of the derivative convertible notes. The binomial lattice valuation model requires the use of subjective assumptions.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company is evaluating the impact this ASU will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Revenues

For the nine months ended June 30, 2018 and 2017, we generated revenues of $45,595 and $19,019, including revenues from related parties of $39,963 and $14,129, respectively. For the three months ended June 30, 2018 and 2017, we generated revenues of $22,400 and $5,628, including revenues from related parties of $22,400 and $2,669, respectively. Revenues increased during the nine months ended June 30, 2018 due to an increase in related party revenues of $25,834 mainly due a new contract related to a new business segment for consulting fees to conduct business development services during the period. Revenues increased during the three months ended June 30, 2018 due to an increase in related party revenues of $22,400 mainly due a new contract related to a new business segment for consulting fees to conduct business development services offset by a decrease in third party revenues of $2,959 and a decrease in related party revenues of $2,669. The related party revenues from payment processing services are derived from the Gateway Processing Agreement the Company has in place with an affiliate, Global Humax Cyprus Ltd. and other transaction service charges. Our affiliate agreed to pay an initial set up fee for access to ClickDirectPay and will pay a continuing annual fee and transaction processing fees under the terms of this agreement.

Cost of Revenues

For the nine months ended June 30, 2018, we incurred $24,998 in cost of revenues as compared to $22,160 for the nine months ended June 30, 2017, a decrease of $2,838 or 12.8%. For the three months ended June 30, 2018, we incurred $8,961 in cost of revenues as compared to $7,341 for the three months ended June 30, 2017, an increase of $1,620 or 22.1%.

Operating Expenses

For the nine months ended June 30, 2018, we incurred $290,742 in operating expenses as compared to $4,265,240 for the nine months ended June 30, 2017, a decrease of $3,974,498 or 93.2%. For the three months ended June 30, 2018, we incurred $120,379 in operating expenses as compared to $925,175 for the three months ended June 30, 2017, a decrease of $804,796 or 87.0%. Operating expenses consisted of the following:

	Nine months Ended June 30,
	2018	2017

Compensation	$10,500	$3,061,900
Amortization of software development costs and intangible asset	—	25,867
Professional fees	205,350	1,106,151
Asset impairment	—	55,489
Other selling, general and administrative expenses	74,892	15,833
Total	$290,742	$4,265,240

	Three months Ended June 30,
	2018	2017

Compensation	$3,000	$104,000
Amortization of software development costs and intangible asset	—	10,734
Professional fees	81,640	750,546
Asset impairment	—	55,489
Other selling, general and administrative expenses	35,739	4,406
Total	$120,379	$925,175

Operating expenses decreased primarily due to

•

For the nine months ended June 30, 2018, there was a decrease in compensation of $3,051,400 primarily due to stock based compensation to our director and CEO for $3,045,000 in 2017, a decrease in professional fees of $900,801 primarily due to a decrease in consulting of $793,418 and investor relations services of $100,517 for the nine months ended June 30, 2018. For the three months ended June 30, 2018, there was a decrease in compensation of $101,000 primarily due to stock based compensation to our director and CEO for $100,000, a decrease in professional fees of $668,906, primarily due to a decrease in consulting of $645,807 and investor relations services of $26,850 for the three months ended June 30, 2018.

•	A $25,867 and $10,734 or 100%, for the nine and three months ended June 30, 2018 respectively reduction in amortization of software development costs arising from the impairment of these costs during the year ended September 30, 2017.

Loss from Operations

For the nine months ended June 30, 2018, we incurred a loss from operations of $270,145 as compared to $4,268,381 for the nine months ended June 30, 2017, a decrease of $3,998,236 or 93.7%. For the three months ended June 30, 2018, we incurred a loss from operations of $106,940 as compared to $926,888 for the three months ended June 30, 2017, a decrease of $819,948 or 88.5%. These decreases were resulting from the discussion above.

Other Expenses

For the nine months ended June 30, 2018, we incurred total other expenses of $344,774 as compared to $1,500 for the nine months ended June 30, 2017. For the three months ended June 30, 2018, we incurred total other income of $642,245 as compared to $231 for the three months ended June 30, 2017. The increase in other income(expenses) was primarily related to the recording of a gain(loss) on derivative liabilities of $756,782 and ($107,850) from convertible note borrowings during the three and nine months ended June 30, 2018 as compared to $0 for both comparable periods in fiscal 2017.

Net Loss

For the nine months ended June 30, 2018, we incurred a net loss of $614,919 or $(0.01) per common share as compared to $4,269,881 or $(0.09) per common share for the nine months ended June 30, 2017. For the three months ended June 30, 2018, we incurred net income (loss) of $535,305 or $0.01 per common share as compared to ($926,657) or $(0.02) per common share for the three months ended June 30, 2017. These increases were resulting from the discussion above.

Unrealized Gain (Loss) on Available-for-sale Marketable Securities

For the nine months ended June 30, 2018, we incurred an unrealized (loss)/gain on available-for-sale marketable securities of ($896) as compared to $1,693 for the nine months ended June 30, 2017, a decrease of $2,589 related to our marketable securities that we invested during fiscal 2017. These securities were sold during the period ended June 30, 2018. For the three months ended June 30, 2017, we incurred an unrealized (loss)/gain on available-for-sale marketable securities of $0 as compared to $143 for the three months ended June 30, 2017, a decrease of $143 related to our marketable securities that we invested during fiscal 2017.

Comprehensive Loss

For the nine months ended June 30, 2018, we incurred a comprehensive loss of $615,815 as compared to $4,268,188 for the nine months ended June 30, 2017. For the three months ended June 30, 2018, we incurred comprehensive income (loss) of $535,305 as compared to ($926,514) for the three months ended June 30, 2017. These decreases were resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of ($498,860) and $99,417 of cash at June 30, 2018 and working capital of $262 and $12,694 of cash at September 30, 2017.

The increase in working capital deficit was primarily attributable to an increase in derivative liabilities of $313,124 and convertible notes payable during the period.

Cash flows for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017

	Nine months June 30,
	2018	2017
Net Cash Used in Operating Activities	$(183,773)	$(131,231)
Net Cash Provided by Investing Activities	2,676	10,020
Net Cash Provided by Financing Activities	267,820	115,258
Net Increase (decrease) in Cash	$86,723	$(5,953)

Net cash flow used in operating activities was $183,773 for the nine months ended June 30, 2018 as compared to $131,231 for the nine months ended June 30, 2017, an increase of $51,472.

•	Net cash flow used in operating activities for the nine months ended June 30, 2018 primarily reflected a net loss of $614,919 and the add-back of non-cash items consisting of loss on derivative liabilities of $107,580, stock-based compensation of $63,000, amortization of debt discounts of $183,208, and a gain on sale of marketable securities of $838, accretion of debt premium of $37,082, bad debt expense of $1,009 offset by changes in operating assets and liabilities of $39,675, primarily related to an increase in accrued expenses of $16,421 and an increase in deferred revenue – related party of $22,401. During the nine months ended June 30, 2018, cash used in operating activities primarily consisted of payments of professional fees.

•	Net cash flow used in operating activities for the nine months ended June 30, 2017 primarily reflected a net loss of $4,269,881 and the add-back of non-cash items consisting of stock-based compensation of $4,021,135, amortization of development costs and intangible asset of $25,867, asset impairment charge of $55,489 and a loss on sale of marketable securities of $1,693, offset by changes in operating assets and liabilities of $34,466 primarily related to a decrease in prepaid expenses of $28,708 and an increase in accounts payable of $12,947. During the nine months ended June 30, 2017, cash used in operating activities primarily consisted of payments of professional fees.

Net cash flow provided by investing activities was $2,676 for the nine months ended June 30, 2018 as compared to net cash provided by investing activities of $10,020 for the nine months ended June 30, 2017. During the nine months ended June 30, 2018, we received proceeds from the sale of marketable securities of $2,676. During the nine months ended June 30, 2017, we purchased marketable securities of $659 offset by the receipt of proceeds from the sale of marketable securities of $10,679.

Net cash provided by financing activities was $267,820 for the nine months ended June 30, 2018 as compared to $115,258 for the nine months ended June 30, 2017. During the nine months ended June 30, 2018, we received net proceeds from convertible debt of $266,750 and proceeds from a related party of $1,070. During the nine months ended June 30, 2017, we received net proceeds from the sale of common stock of $115,258.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing until natural revenues can support the Company. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2018 our internal controls over financial reporting were not effective at the reasonable assurance level:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2018, the Company issued 50,000 shares as a conversion of interest on a convertible promissory note held by Auctus Fund, LLC. The shares and the original note were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In June 2018, the Company issued 110,000 shares as a conversion of interest on a convertible promissory note held by Auctus Fund, LLC. The shares and the original note were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

GH CAPITAL, INC.

Dated: August 20, 2018	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Executive Officer (principal executive officer)

Dated: August 20, 2018	By:	/s/ Wolfgang Ruecker
Wolfgang Ruecker
Chief Financial Officer (principal financial officer and principal accounting officer)