Form 10-K
period 2018-09-30
GH Capital Inc.
filed 2018-12-28
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

As of December 26, 2018, the Company has 71,026,818 shares of common stock issued and outstanding.

GH CAPITAL INC.

Form 10-K

September 30, 2018

i

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

ii

PART I

ITEM 1. BUSINESS

Overview

GH Capital Inc. (the “Company”), a Florida corporation, provides consulting services to European and international companies looking to access US capital markets. Our team consists of attorneys and seasoned professionals who understand the requirements of “going public”. Pulling together our network of service providers, we help direct companies to the most efficient and cost-effective solutions for properly entering US capital markets. Our team also works to develop a strategy for handling the burden of being a public company, including, but not limited to, providing resources for investor relations, public relations, capital structuring, and personnel.

We were formed to discover and promote new technologies in the financial industry, but our only product or service was ClickDirectPay. We offered our service to potentially high-risk, niche markets. These markets included e-commerce, gaming, adult entertainment, and digital goods. Furthermore, we marketed our service to large acquiring and issuing banks, as well as financial institutions in Europe, to provide our service to their clients.

Our business originally was based on our ClickDirectPay product which focused on establishing ClickDirectPay as a cost-effective alternative to current payment gateway systems used throughout Europe. Our service assisted online merchants to increase profits by reducing existing processing costs. Our customers and users throughout Europe (including Germany, Austria, Spain, Italy, Greece, and the Netherlands) preferred to pay bills with an online wire transfer instead of paying with credit cards or Paypal. We believe our ClickDirectPay payment gateway will meet the needs of the European online marketplace. In 2017, we began work on cryto-currency payment processing. Although, the Company did not participate in mining, coin offerings, or any other part of the production of coins, the regulatory environment surrounding cypto-currencies, along with highly volatile markets, we found little success in the product. On September 18, 2018, we terminated the ClickDirectPay in its entirety to focus on our capital market consulting business. We currently have two clients and continue to market our services throughout Europe.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our financial statements, we had net losses of $1,058,972 and $5,051,835 for the years ended September 30, 2018 and 2017, respectively. The net cash used in operations were $215,699 and $147,156 for the years ended September 30, 2018 and 2017, respectively. Additionally, we had an accumulated deficit of $6,390,864 at September 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although we have historically raised capital from sales of common stock, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Customers

Currently, we have engaged 2 clients seeking US capital markets and in negotiation with 2 other parties.

Marketing

We market our consulting services through word of mouth, participation in online forums such as IPOAngels.com, as well as traditional print media and online publications in Europe.

We are focusing on expanding our offering within Europe by seeking out banks and financial institutions in other European countries in need of our service offering.

Competition

It is difficult to identify any direct competitors in our space as capital market access tends to be driven by relationships. We are not aware of any other parties providing consulting services relating to resource management being sold directly to European parties looking for access to US capital markets.

Government Regulation

We are not aware of any existing governmental regulations that would have a material effect on our business at this time. However, we must at all times be mindful of regulations related to a) trade with the United States and the domicile country of our clients; and b) the ever-changing landscape of US securities laws, both at the federal and state level. We at no time act as a “broker” as defined by the Securities Act of 1933.

Employees

We currently have no employees, aside from the Company’s Directors, Wolfgang Ruecker and William Eilers, our COO and Director Bane Katic, and our CEO, Secretary and Director William Bollander who was appointed on October 24, 2018.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTCQB under the symbol “GHHC”.

Holders of Capital Stock

December 19, 2018, we had 38 holders of our common stock.

Rule 144 Shares

In general, under Rule 144 as currently in effect, an affiliate who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed 1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 710,268 shares of our common stock as of December 19, 2018.

In accordance with the volume and trading limitations of Rule 144 of the Act, in general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least twelve month if the Company is not subject to the reporting requirements of the Securities Act of 1934 or six months provided that the company has been subject to the reporting requirements of the Securities Act of 1934 for a minimum of 90 days, is entitled to sell within any three month period a number of shares that does not exceed the greater of 1% of the number of shares of the company’s common stock then outstanding, since we are seeking to list our common stock on the OTC.

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

Stock Option and Warrant Grants

We currently have not issued any stock options. We currently have 50,000 outstanding stock warrants.

Recent Sales of Unregistered Securities

Please refer to Note 8 of our Financial Statements included herein for the year ended September 30, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

See Forward Statements – Cautionary Factors in Item 1 herein

Business Overview

We were incorporated on May 5, 2014 in the State of Florida and commenced operations in October 2014. We provided online payment processing services to consumers, primarily in Europe and provide certain consulting services to assist companies in going public.

On September 18, 2018, our management terminated our online payment processing services. As a result, we will shift our focus to our consulting services business. As such, the online payment processing services business activities were reclassified and reported as part of “discontinued operations”.

For the years ended September 30, 2018 and 2017, we generated revenues from continuing operations of $62,667 and $0, including revenues from a related party of $56,000 and $0, respectively. All of the related party revenues were a result of a related party consulting agreement entered into with Vmoney Holdings, Inc. (“Vmoney”).

Plan of Operations

The Company’s strategy is to focus on its consulting services for business development to assist companies in going public.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Included in these estimates are valuation of marketable securities, assumptions used in determining the useful lives and valuations of long-lived assets, the fair value of derivative liabilities, valuation allowance for deferred tax assets and the valuation of stock issued for services or upon conversion of debt.

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

Derivative liabilities

The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 815-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded conversion options be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise and repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date, and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. There are two sources of recognized revenue. These comprise (1) payment processing services related to online money transfer transactions for diversified online merchants with a target market in Europe and (2) consulting for business development. For the consulting services, included in continuing operations, revenue is recognized when we satisfy the performance obligation based on the consulting agreement. We received consideration in the form of cash and/or securities. We measure and recognize these securities received at fair value on the date our revenues are agreed to over the terms of the related consulting agreement. In the payment processing segment, which is included in loss from discontinued operations, revenues consisted of fees generated through the electronic processing of payment transactions and related services, and was recognized as revenue during the period the transactions were processed or when the related services were performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Merchant customers were generally charged a flat fee plus percentage per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues also included any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees was recognized over the term of the related service contract. The Company’s revenue was comprised of monthly recurring services provided to customers, for whom charges are contracted for over a specified period of time. Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments non-employees, compensation expense is determined at the measurement date defined as the earlier of a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or b) the date at which the counterparty’s performance is complete.

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

The FASB has approved a one-year deferral of the effective date (for annual reporting periods beginning after December 15, 2017) with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross), or ASU 2016-08.

These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The amendments in ASU 2016-20 provide technical corrections to various implementation examples and clarifying guidance on the treatment of capitalized advertising costs, impairment testing of capitalized contract costs, performance obligation disclosures and scope exceptions. The amendments in ASU 2016-12 provide clarifying guidance on assessing collectability; noncash consideration; presentation of sales taxes; and transition. The amendments in ASU 2016-10 provide clarifying guidance on the materiality and evaluation of performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. Collectively, these updates will require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The adoption of ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09. The new guidance permits adoption through either a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. We will adopt this standard as required on October 1, 2018. The Company has assessed the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures and believes such impact will not be material.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

Revenues

For the years ended September 30, 2018 and 2017, we had $62,667 and $0 in revenues from continuing operations, including revenues from a related party of $56,000 and $0, respectively. Revenues increased due to an increase in related party revenue of $56,000. All of the related party revenues were from Vmoney, Inc.

On September 18, 2018, our management terminated our online payment processing services. As a result, we will shift our focus to our consulting services business. As such, the online payment processing services business activities were reclassified and reported as part of “discontinued operations” (see below).

Cost of Revenues

For the year ended September 30, 2018, we had $3,000 in cost of revenues as compared to $0 for the year ended September 30, 2017, an increase of $3,000. Cost of revenues relates to our consulting service business and consist primarily of labor cost and fees.

Operating Expenses

For the year ended September 30, 2018, we incurred $312,403 in operating expenses as compared to $5,046,967 for the year ended September 30, 2017, a decrease of $4,734,564. Operating expenses consisted of the following:

	Year Ended
	September 30,
	2018	2017

Compensation	$13,500	$3,061,900
Amortization of software development costs and intangible asset	-	30,617
Professional fees	281,364	1,852,913
Asset impairment	-	85,572
Other selling, general and administrative expenses	17,539	15,965
Total	$312,403	$5,046,967

Operating expenses increased primarily due to

●	For the year ended September 30, 2018, there was a decrease in compensation of $3,048,400, primarily due to stock-based compensation to our director and CEO for $3,045,000 in 2017; a decrease in professional fees of $1,571,549, primarily due to a decrease in consulting fees of $1,441,875 which were primarily stock based and a decrease in investor relations services of $123,650.

●	For the year ended September 30, 2018 there was a decrease in amortization of software development costs of $30,617 (or 100%) arising from the impairment of these costs during the year ended September 30, 2017.

Operating loss from operations from continuing operations

For the year ended September 30, 2018, we incurred an operating loss from operations from continuing operations of $252,736 as compared to $5,046,967 for the year ended September 30, 2017, a decrease of $4,794,231. The decrease was resulting from the discussion above.

Other Expenses

For the year ended September 30, 2018, we incurred total other expense of $719,052 as compared to other expense of $1,151, an increase of $717,901. The increase in other expenses was primarily related to the recording of an initial fair value of a conversion option liability and a net loss from changes in fair value of the conversion option liability of $389,187 and interest expense of $289,363 from convertible note borrowings during the year ended September 30, 2018 as compared to $0 for the year ended September 30, 2017.

Discontinued Operations

The remaining assets and liabilities of discontinued operations are presented in the balance sheets under the caption “Assets of discontinued operations” and “Liabilities of discontinued operations” which relate to the operations of the online payment processing services. The carrying amounts of the major classes of these assets and liabilities as of September 30, 2018 and 2017 are summarized as follows:

	As of September 30,
	2018	2017

Assets:
Accounts receivable	$-	$1,761
Accounts receivable – related party	-	980
Assets of discontinued operations	$-	$2,741

Liabilities:
Accounts payable	$14,286	4,856
Liabilities of discontinued operations	$14,286	$4,856

The following table sets forth for the years ended September 30, 2018 and 2017, selected financial data of the Company’s discontinued operations of its online payment processing services.

	For the Years ended September 30,
	2018	2017

Revenues	$11,996	$28,039
Cost of sales	(33,669)	29,527
Gross loss	(21,673)	(1,488)
Operating expenses	(65,511)	(2,229)
Loss from discontinued operations	$(87,184)	$(3,717)

Net Loss

For the year ended September 30, 2018, we incurred a net loss of $1,058,972 as compared to $5,051,835 for the year ended September 30, 2017, a decrease of $3,992,863, resulting from the discussion above. For the year ended September 30, 2018, loss from continuing operations, basic and diluted was $0.02 per common share and loss from discontinued operations, basic and diluted was $0.00 per common share as compared to loss from continuing operations, basic and diluted was $0.10 per common share and loss from discontinued operations, basic and diluted was $0.00 per common share for the year ended September 30, 2017.

Unrealized Loss on Available-for-sale Marketable Securities

For the year September 30, 2018, we incurred an unrealized gain (loss) on available-for-sale marketable securities of $(896) as compared to an unrealized gain of $2,011 for the year ended September 30, 2017, an increase of $2,907 related to our marketable securities that we invested in during fiscal 2017.

Comprehensive Loss

For the year ended September 30, 2018, we incurred a comprehensive loss of $1,059,868 as compared to $5,049,824 for the year ended September 30, 2017, a decrease of $3,989,956 resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $888,693 and $67,491 of cash at September 30, 2018 and working capital of $262 and $12,694 of cash at September 30, 2017.

Cash flows for the year ended September 30, 2018 compared to the year ended September 30, 2017

Net cash used in operating activities was $215,699 for the year ended September 30, 2018 as compared to $147,156 for the year ended September 30, 2017, an increase of $68,543.

●	Net cash used in operating activities for the year ended September 30, 2018 primarily reflected a net loss of $1,058,972 and the add-back of non-cash items consisting of stock-based compensation of $105,000, stock based conversion fees and non-cash penalty fees of $18,500, amortization of debt discounts of $204,217, accretion of debt premium of $37,082, bad debt expense of $2,513, loss on debt extinguishment of $41,481, initial fair value of conversion option liability and loss from change in fair value of conversion option liability of $389,187 and, offset by a gain on sale of marketable securities of $838, changes in operating assets and liabilities of $46,131 primarily related to an increase in accounts payable of $4,653, accrued expenses of $29,569 and liabilities of discontinued operations of $9,430. During the year ended September 30, 2018, cash used in operating activities primarily consisted of payments of professional fees.

●	Net cash used in operating activities for the year ended September 30, 2017 primarily reflected a net loss of $5,051,835 and the add-back of non-cash items consisting of stock-based compensation of $4,779,950, amortization of software development costs and intangible asset of $30,617, a non-cash asset impairment charge of $85,572 and a loss on sale of marketable securities of $1,693, offset by changes in operating assets and liabilities of $6,847 primarily related to an increase in prepaid expenses of $4,167 offset by an increase in accounts payable of $18,532. During the year ended September 30, 2017, cash used in operating activities primarily consisted of payments of professional fees.

Net cash provided by investing activities was $2,676 for the year ended September 30, 2018 as compared to net cash provided by investing activities of $10,020 for the year ended September 30, 2017. During the year ended September 30, 2018, we received proceeds from the sale of marketable securities of $2,676. Net cash provided by investing activities was $10,020 for the year ended September 30, 2017. During the year ended September 30, 2017, we purchased marketable securities of $659 offset by the receipt of proceeds from the sale of marketable securities of $10,679.

Net cash provided by financing activities was $267,820 for the year ended September 30, 2018 as compared to $115,258 for the year ended September 30, 2017, consisting of net proceeds from issuance of convertible debt for $266,750 and loan proceeds from a related party of $1,070 in fiscal year 2018. We received net proceeds from the sale of common stock of $115,258 for the year ended September 30, 2017.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing until earned revenues can support the Company. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

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

As disclosed in our Current Report on Form 8-K, on October 24, 2017, we changed our audit firm.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2018 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2018 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended September 30, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

5.       We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective. The Chief Financial Officer has not provided adequate review of the Company’s SEC’s filings and financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s financial statement.

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

Name	Age	Position
Wolfgang Ruecker	42	Director
William Bollander	48	President, Chief Executive Officer and Director
William Eilers	41	Director
Bane Katic	43	Chief Operating Officer

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

William Bollander serves as our Chief Executive Officer and Director since October 2018. William Bollander also works as a business consultant to an energy company in the oil & gas sector. He was an independent financial consultant for vFinance, a registered securities broker dealer located in Boca Raton, Florida, from March 2011 to November 2011. Mr. Bollander received a Bachelor’s Degree in Accounting & Information Systems from Queens College/City University of New York in February 1992.

William Eilers was appointed on May 24, 2017 as a Director of the Company. Mr. Eilers has been a securities attorney for ten years focusing his practice on mid and micro-cap securities transactions. Mr. Eilers is well versed the requirements of SEC compliance as it relates to issuers and securities transactions. He has provided services related to private securities transactions, private raises under federal securities laws, corporate governance, capital structures, going public transactions, mergers, corporate actions, and OTC Markets alternative reporting compliance. Mr. Eilers also provides general consulting services related to fund raising and going public. Recently, Mr. Eilers has begun to focus on the implementation of equity crowdfunding and its application in underserved communities in rural Appalachia. Mr. Eilers is a graduate of North Carolina State University, magna cum laude, and received his juris doctorate from the University Of Miami School Of Law.

Bane Katic was appointed on October 23, 2018 as the Chief Operating Officer of the Company. Mr. Katic has over fifteen years of experience in marketing and media. In 2001, he worked for Sky Germany as a broadcast operations officer. In 2011, he started Netbox, an IT development company, where he managed 28 employees in providing software solutions. Since 2016, Mr. Katic has acted as a start-up consultant in Europe focusing on increasing marketing sales.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships among any of our officers or directors.

Employment Agreements

Mr. Ruecker is not subject to any formal employment agreement. He has agreed to provide services to us without compensation until such time as we have earnings from revenue, at which time we will re-consider paying him a salary.

Mr. Bollander receives payment of $1,000 per month, as does Mr. Eilers.

Mr. Katic does not receive any salary.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following sets forth information with respect to the compensation awarded or paid to Wolfgang Ruecker, our former President and Chief Executive Officer and current Director, Carl Podeyn, our former Chief Operating Officer, Bane Katic, our Chief Operating Officer, William Bollander, our Chief Executive Officer and Director, and William Eilers, our Director, for all services rendered in all capacities to us in fiscal year 2018 and 2017. These executive officers are referred to as the “named executive officers” throughout this report.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal year 2018 and 2017.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Wolfgang Ruecker Director and former President and former Chief Executive Officer (1)	2018	$—	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$2,850,000	$—	$—	$—	$2,850,000
Carl Podeyn COO and Director (2)	2018	$—	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$95,000	$—	$—	$16,900	$111,900
William Eilers Director	2018	$—	$—	$—	$—	$—	$12,000	$12,000
	2017	$—	$—	$100,000	$—	$—	$—	$100,000
William Bollander Director and CEO	2018	$—	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—	$—	$—
Bane Katic COO	2018	$—	$—	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—	$—	$—

(1)

During the year ended September 30, 2017, Mr. Ruecker received cash of $0 and 15,000,000 of common shares valued at $0.19 per share or $2,850,000, these shares were fully vested as there was no forfeiture provision in accordance with ASC 718.

(2)	During the year ended September 30, 2017, Mr. Podeyn received cash of $16,900 and 500,000 of common shares valued at $0.19 per share or $95,000, these shares were fully vested as there was no forfeiture provision in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal year 2018.

Compensation of Directors

Other than compensation expense disclosed above, our directors receive no other compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

None.

The following table sets forth certain information as of December 26, 2018 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. Each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name of Beneficial Owner and Address (1)	Number of Shares Beneficially Owned	Percent of Class (2)
5% Shareholders
ROCHE BOSEK	4,150,000	5.83%
THOMAS MIELKE	5,381,250	7.58%
SVEN ERIK OETZBACH	4,562,000	8.52%

Directors and Executive Officers
WOLFGANG RUECKER (3)	35,047,818	39.34%
WILLIAM EILERS	500,000	0.70%
WILLIAM BOLLANDER	0	0.00%
BRANISLAV KATIC	3,702,000	5.21%
All directors and officers as a group (4 people)	35,700,318	45.25%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o GH Capital Inc., 200 South Biscayne Boulevard, Suite 2790, Miami, FL 33131.
(2)	Based on 71,026,818 shares of common stock issued and outstanding as of December 18, 2018.
(3)	Includes 50,000 shares held by Tuxedo Capital Ltd., a company controlled by Wolfgang Ruecker.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Please refer to Note 6 of our financial statements for the year ended September 30, 2018.

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

William Eilers, Bane Katic, and William Bollander are not considered independent because each is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Salberg & Company, P.A., served for the year ended September 30, 2017 all interim periods and the year ended September 30, 2018.

Audit Fees

For the Company’s fiscal year ended September 30, 2018 and 2017, we were billed approximately $23,000 and $11,000 by Salberg & Company, P.A., a professional services rendered by our independent auditors for the audit and review of our financial statements (See item 9).

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended September 30, 2018 and 2017.

Tax Fees

For the Company’s fiscal years ended September 30, 2018 and 2017, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our independent auditors for the fiscal years ended September 30, 2018 and 2017.

Pre-Approval Policies

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

GH CAPITAL, INC.

Dated: December 28, 2018	By:	/s/ William Bollander
William Bollander
Chief Executive Officer (principal executive officer)

Dated: December 28, 2018	By:	/s/ William Bollander
William Bollander
Chief Financial Officer (principal financial officer and principal accounting officer)

GH CAPITAL INC.

INDEX TO FINANCIAL STATEMENTS

September 30, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

GH Capital Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GH Capital, Inc. (the “Company”) as of September 30, 2018 and 2017, the related statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended September 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $1,058,972 and net cash used in operating activities of $215,699 for the year ended September 30, 2018. The Company also has an accumulated deficit of $6,390,864 and a working capital deficit of $888,693 at September 30, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
We have served as the Company’s auditor since 2017
Boca Raton, Florida
December 28, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

GH CAPITAL INC.

BALANCE SHEETS

	September 30,
	2018	2017

ASSETS
Current Assets:
Cash	$67,491	$12,694
Marketable securities	-	2,734
Accounts receivable	667	-
Prepaid expenses and other current assets	7,250	10,167
Assets of discontinued operations	-	2,741

Total Current Assets	75,408	28,336

Total Assets	$75,408	$28,336

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$24,690	$20,035
Accrued expenses	22,617	-
Convertible notes payable, net of discounts and premiums (see Note 7)	308,275	-
Due to related parties	4,253	3,183
Derivative liabilities	589,980	-
Liabilities of discontinued operations	14,286	4,856

Total Current Liabilities	964,101	28,074

Commitments and Contingencies (see Note 11)

Stockholders’ Equity (Deficit):
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at September 30, 2018 and 2017)	-	-
Common stock ($0.0001 par value; 490,000,000 shares authorized; 61,846,818 and 60,661,818 shares issued and outstanding at September 30, 2018 and 2017, respectively)	6,185	6,066
Additional paid-in capital	5,495,986	5,325,192
Accumulated deficit	(6,390,864)	(5,331,892)
Accumulated other comprehensive income - marketable securities	-	896

Total Stockholders’ Equity (Deficit)	(888,693)	262

Total Liabilities and Stockholders’ Equity (Deficit)	$75,408	$28,336

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	September 30,
	2018	2017

Revenues:
Consulting	$6,667	$-
Consulting - related party	56,000	-

Total revenues	62,667	-

Cost of revenues	3,000	-

Gross profit	59,667	-

Operating Expenses:
Compensation	13,500	3,061,900
Amortization of software development costs and intangible asset	-	30,617
Professional fees	281,364	1,852,913
Asset impairment	-	85,572
Other selling, general and administrative expenses	17,539	15,965

Total operating expenses	312,403	5,046,967

Operating loss from operations from continuing operations	(252,736)	(5,046,967)

Other Income (Expenses):
Initial fair value of conversion option liability	(218,234)	-
Loss from change in fair value of conversion option liability	(170,953)	-
Gain (loss) from foreign currency transactions	141	541
Gain (loss) on sale of marketable securities	838	(1,693)
Loss on debt extinguishment	(41,481)	-
Interest income (expense)	(289,363)	1

Total other income (expenses)	(719,052)	(1,151)

Loss from continuing operations before provision for income taxes	(971,788)	(5,048,118)

Provision for income taxes	-	-

Loss from continuing operations	(971,788)	(5,048,118)

Discontinued operations:
Loss from discontinued operations	(87,184)	(3,717)

Total loss from discontinued operations	(87,184)	(3,717)

Comprehensive Income (loss):
Net loss	$(1,058,972)	$(5,051,835)

Unrealized gain (loss) on available-for-sale marketable securities	(896)	2,011

Comprehensive loss	$(1,059,868)	$(5,049,824)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.02)	$(0.10)
Loss from discontinued operations	$(0.00)	$(0.00)
Total Loss per common share, basic and diluted	$(0.02)	$(0.10)

Weighted Average Common Shares Outstanding - Basic and diluted	60,953,695	49,813,447

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)

Balance at September 30, 2016	34,617,417	$3,462	$371,088	$(280,057)	$(1,115)	$93,378

Issuance of common stock for software license	190,000	19	37,981	-	-	38,000

Issuance of common stock for cash	571,900	57	115,201	-	-	115,258

Issuance of common stock for services and accrued expenses	25,282,501	2,528	4,800,922	-	-	4,803,450

Unrealized gain (loss) on marketable securities	-	-	-	-	2,011	2,011

Net loss	-	-	-	(5,051,835)	-	(5,051,835)

Balance at September 30, 2017	60,661,818	6,066	5,325,192	(5,331,892)	896	262

Common stock issued for services	300,000	30	104,970	-	-	105,000

Common stock issued upon conversion of principal amount, accrued interest and conversion fees on convertible notes	885,000	89	59,618	-	-	59,707

Stock warrants granted with convertible notes	-	-	6,206	-	-	6,206

Unrealized gain (loss) on marketable securities	-	-	-	-	(896)	(896)

Net loss	-	-	-	(1,058,972)	-	(1,058,972)

Balance at September 30, 2018	61,846,818	$6,185	$5,495,986	$(6,390,864)	$-	$(888,693)

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,058,972)	$(5,051,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and professional fees	105,000	3,093,866
Stock-based conversion fees	3,500	-
Non-cash penalty fees	15,000	-
Amortization of software development costs and intangible asset	-	30,617
Amortization of prepaid stock issued for services	-	1,686,084
Asset impairment	-	85,572
Accretion of premium on convertible note	37,082	-
Amortization expense of debt discount	204,217	-
Bad debt expense	2,513	-
Loss (gain) on sale of marketable securities	(838)	1,693
Loss on debt extinguishment	41,481	-
Initial fair value of conversion option liability	218,234	-
Loss from change in fair value of conversion option liability	170,953	-

Changes in operating assets and liabilities:
Accounts receivable	(3,180)	-
Prepaid expenses	2,918	(4,167)
Assets of discontinued operations	2,741	(1,518)
Accounts payable	4,653	18,532
Accrued expenses	29,569	(2,000)
Deferred revenue - related party	-	(4,000)
Liabilities of discontinued operations	9,430	-

Net cash used in operating activities	(215,699)	(147,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	(659)
Proceeds from sale of marketable securities	2,676	10,679

Net cash provided by investing activities	2,676	10,020

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt, net of issuance cost	266,750	-
Net proceeds from sale of common stock	-	115,258
Loan proceeds from related party	1,070	-

Net cash provided by financing activities	267,820	115,258

Net increase (decrease) in cash	54,797	(21,878)

Cash - beginning of year	12,694	34,572

Cash - end of year	$67,491	$12,694

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$105,000	$1,686,084
Common stock issued for principal amount and accrued interest on convertible debt	$9,975	$-
Common stock issued for accrued expenses	$-	$23,500
Common stock issued for intangible asset	$-	$38,000
Unrealized gain (loss) on marketable securities	$(896)	$-
Debt discounts on convertible debt	$243,000	$-
Stock warrants granted with convertible notes	$6,206	$-

See accompanying notes to financial statements.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

GH Capital Inc. (the “Company”), a Florida corporation, was formed on May 5, 2014 and commenced operations in October 2014. The Company provided online payment processing services to consumers, primarily in Europe and provides certain consulting services to assist companies in going public.

On September 18, 2018, the Company’s management terminated the Company’s online payment processing services. As a result, the Company will shift its focus to its consulting services business. As such, the online payment processing services business activities were reclassified and reported as part of “discontinued operations”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”). The Company’s fiscal year ends on September 30, of each year.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net losses of $1,058,972 and $5,051,835 for the years ended September 30, 2018 and 2017, respectively. The net cash used in operations were $215,699 and $147,156 for the years ended September 30, 2018 and 2017, respectively. Additionally, the Company had an accumulated deficit of $6,390,864 at September 30, 2018. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although the Company has historically raised capital from sales of common stock and debt financing, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional debt in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Included in these estimates are valuation of marketable securities, assumptions used in determining the useful lives and valuations of long-lived assets, the fair value of derivative liabilities, valuation allowance for deferred tax assets and the valuation of stock issued for services or upon conversion of debt.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company accounts for the following instruments at fair value.

	September 30, 2018			September 30, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	—	—	—	$2,734	—	—
Derivative liabilities	—	—	$589,980	—	—	—

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see note 3). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. The fair value of marketable securities categorized as Level 1 that are measured on a recurring basis totaled $0 and $2,734 as of September 30, 2018 and 2017, respectively.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of September 30, 2018. The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities (see note 7) and revalues its derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. The fair value of derivative financial instruments, measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2018 measured $589,980.

A roll forward of the level 3 derivative liabilities is as follows:

Balance at September 30, 2017	$—
Initial fair value of conversion option liabilities	423,778
Reduction of liability included in loss on debt extinguishment	(4,751)
Loss from change in fair value of conversion option liabilities	170,953
Balance at September 30, 2018	$589,980

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents The Company had no cash equivalents during the years ended September 30, 2018 and 2017.

Investments, Carried at Cost

The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities , to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. In March 2017, the Company received 18,000,000 common shares, 19.6%, of Vmoney Holdings, Inc. (“Vmoney”) a startup company as a consulting fee and management determined that such securities were non-marketable and had a zero value at the receipt date and as of September 30, 2018. Furthermore the Company’s then CEO received 5,000,000 common shares from Vmoney as a consulting fee for similar consulting services. Since his personal services cannot be separated as CEO, these 5,000,000 were treated as compensation to him, however, since these shares were deemed to have a zero fair value and also a zero book value, there was no accounting effect to this compensation.

Concentration of Credit Risk, Accounts Receivable and Revenues

The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. The Company also maintains cash in financial institutions based in the country of Cyprus. At September 30, 2018, bank accounts in Cyprus are insured for up to $119,000 per Bank under the regulations of the European Union. At September 30, 2018, $3,655, was maintained in the Cyprus accounts. At times, cash balances may exceed the insured limits. The Company had no amounts that exceeded insured limits at September 30, 2018 and 2017.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

All of the Company’s revenues from continuing operations are from customers that are located outside of the United States. There is one customer that accounts for 89% of revenues from continuing operations in fiscal year 2018 and another customer that accounts for 100 % of the Company’s Accounts Receivable balance at September 30, 2018. Accounts receivable included in discontinued operations that were due from a related party was $0 and $908 at September 30, 2018 and 2017, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $7,250 and $10,167 at September 30, 2018 and 2017, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

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

Capitalized Software Development Costs

Software development costs related to the development of our electronic payment platform software, which is developed for internal use, falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology’s estimated useful life of three years.

Intangible Assets

Intangible assets with finite lives primarily consist of licensed technology and were being amortized on a straight-line basis over the expected period to be benefited by future cash flows of two years and reviewed for impairment. As a result, we fully impaired all intangible assets as of September 30, 2017.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

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

Derivative Liabilities

The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 815-10-05-4 and 815-40.  This accounting treatment requires that the carrying amount of any embedded conversion options be recorded at fair value at issuance and marked-to-market at each balance sheet date.  In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise and repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date, and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, services have been rendered, the sales price is fixed and determinable and collectability is reasonably assured. There are two sources of recognized revenue. These comprise (1) payment processing services related to online money transfer transactions for diversified online merchants with a target market in Europe and (2) consulting for business development. For the consulting services, included in continuing operations, revenue is recognized when the Company satisfies the performance obligation based on the consulting agreement. The Company received consideration in the form of cash and/or securities. The Company measures and recognizes these securities received at fair value on the date the revenues are agreed upon over the terms of the related consulting agreement. In the payment processing segment, which is included in loss from discontinued operations, revenues consisted of fees generated through the electronic processing of payment transactions and related services, and was recognized as revenue during the period the transactions were processed or when the related services were performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Merchant customers were generally charged a flat fee plus percentage per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services. Revenues also included any up-front fees for the work involved in implementing the basic functionality required to provide electronic payment processing services to a customer. Revenue from such implementation fees was recognized over the term of the related service contract. The Company’s revenue was comprised of monthly recurring services provided to customers, for whom charges are contracted for over a specified period of time. Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided.

Cost of Revenues

Cost of revenues primarily includes labor cost or fees related to the Company’s consulting business services.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments non-employees, compensation expense is determined at the measurement date defined as the earlier of a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or b) the date at which the counterparty’s performance is complete.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2018 and 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company’s 2015 to 2017 tax returns are subject to examination. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded during the years ended September 30, 2018 and 2017.

Loss per Common Share and Common Share Equivalent

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At September 30, 2018, the Company has 46,672,138 and 50,000 potentially dilutive securities outstanding, respectively, related to the convertible promissory notes and outstanding stock warrants. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive. The Company had no dilutive securities outstanding during the year ended September 30, 2017. In addition, there are 39,960,798 shares reserved for issuance related to convertible note agreements.

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

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

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

The FASB has approved a one-year deferral of the effective date (for annual reporting periods beginning after December 15, 2017) with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, or ASU 2016-20. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross), or ASU 2016-08.

These updates provide additional clarification and implementation guidance on the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The amendments in ASU 2016-20 provide technical corrections to various implementation examples and clarifying guidance on the treatment of capitalized advertising costs, impairment testing of capitalized contract costs, performance obligation disclosures and scope exceptions. The amendments in ASU 2016-12 provide clarifying guidance on assessing collectability; noncash consideration; presentation of sales taxes; and transition. The amendments in ASU 2016-10 provide clarifying guidance on the materiality and evaluation of performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. Collectively, these updates will require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The adoption of ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09. The new guidance permits adoption through either a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. The Company will adopt this standard as required on October 1, 2018. The Company has assessed the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures and believes such impact will not be material.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. For the years ended September 30, 2018 and 2017, realized gains (losses) from the sale of available-for-sale securities were $838 and ($1,693), respectively.

The following summarizes the carrying value of marketable securities as of September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Historical cost	$1,838	$1,838
Less: sales during the period	(2,676)	—
Realized gain on sale of marketable securities	838	—
Unrealized gain included in accumulated other comprehensive income	—	896
Balance, marketable securities, at fair value	$—	$2,734

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 4 – CAPITALIZED SOFTWARE DEVELOPMENT COSTS

At September 30, 2018 and 2017, capitalized software development costs, net consisted of the following:

	For the Year Ended September 30,
	2018	2017
Capitalized software development costs	$—	$90,800
Less: accumulated amortization	—	(35,311)
Less: non-cash asset impairment charge	—	(55,489)
Capitalized software development costs, net	$—	$—

For the years ended September 30, 2018 and 2017, the Company recorded amortization expense of $0 and $22,700, respectively. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. As a result during the year ended September 30, 2017, we recorded a non-cash impairment charge of $55,489 (which consisted of a $90,800 cost less accumulated amortization of $35,311), associated with the software development costs. These charges are included in the Statements of Operations and Comprehensive Income (Loss).

NOTE 5 – INTANGIBLE ASSETS

At September 30, 2018 and 2017, intangible assets consisted of the following:

	Useful Life	2018	2017
Licensed technology	2.0 Years	$—	$38,000
Less: accumulated amortization		—	(7,917)
Less: non-cash asset impairment charge		—	(30,083)
Intangible assets, net		$—	$—

In May, 2017 the Company licensed certain software technology in exchange for 190,000 common shares valued at $38,000.

Intangible assets are amortized on a straight-line method of amortization over their estimated useful lives. Intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

For the years ended September 30, 2018 and 2017 amortization expense amounted to $0 and $7,917, respectively. There was an asset impairment charge recorded in the amount of $30,083 for the year ended September 30, 2017.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the years ended September 30, 2018 and 2017, aggregate revenues – related party amount to $6,364 and $17,279 respectively.

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

During the year ended September 30, 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. At September 30, 2018 and 2017, the Company owed Cyprus $3,173 and $3,173, respectively.

During the year ended September 30, 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At September 30, 2018 and 2017, the Company owed its Chief Executive Officer $10 and $10, respectively.

During the year ended September 30, 2018, the Company’s Attorney advanced $1,070 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At September 30, 2018 and 2017, the Company owed its Attorney $1,070 and $0, respectively.

In addition to stock-based compensation (see Note 8), for the years ended September 30, 2018 and 2017, the Company paid cash compensation to a designated member of its board of directors in the amount of $13,500 and $16,900 in connection with a written agreement with the director, respectively.

On April 24, 2017, the Company entered into a Consulting Agreement with an unrelated start-up company whereby the Company agreed to provide certain services related to business development for the entity in exchange for 18,000,000 founder shares of common stock of the company which represented approximately 19% of that entity. The shares received were valued at estimated fair value of zero and the receipt of shares resulted in the entity becoming a related party to the Company. Furthermore the Company’s then CEO received 5,000,000 common shares from Vmoney as a consulting fee for similar consulting services. Since his personal services cannot be separated as CEO, these 5,000,000 were treated as compensation to him however since these shares were deemed to have a zero fair value and also a zero book value, there was no accounting effect to this compensation. After 10 months of providing services, the parties believed it best to extend the term of the agreement through September 30, 2018 in exchange for $56,000 to the Company as the entity has chosen to “go public” through an S-1 filing with the Securities and Exchange Commission which will require additional resources on behalf of the Company. During the year ended September 30, 2018, the Company recognized revenue - related party of $56,000 in connection with this agreement.

NOTE 7– CONVERTIBLE PROMISSORY NOTES

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

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 7– CONVERTIBLE PROMISSORY NOTES (continued)

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

On June 12, 2018 the Company issued 110,000 shares of common stock to the noteholder with a contractual conversion price of $0.03 to convert $0 principal amount with $2,585 of accrued and unpaid interest and $500 conversion fee, totaling $3,085.

On July 10, 2018, the Company failed to make the repayment of the outstanding principal and interest at the maturity date which causes the default interest rate of 24% to become effective.

On August 21, 2018 the Company issued 150,000 shares of common stock to the noteholder with a contractual conversion price of $0.02 to convert $0 principal amount with $2,056 of accrued and unpaid interest and $500 conversion fee, totaling $2,556.

On September 7, 2018 the Company issued 100,000 shares of common stock to the noteholder with a contractual conversion price of $0.01 to convert $0 principal amount with $544 of accrued and unpaid interest and $500 conversion fee, totaling $1,044.

On September 28, 2018 the Company issued 180,000 shares of common stock to the noteholder with a contractual conversion price of $0.0048 to convert $0 principal amount with $364 of accrued and unpaid interest and $500 conversion fee, totaling $864. The conversion price falling below $0.01 triggered clause 1.4(g) of the promissory note which allows for the principal amount of the note to increase by $15,000. Per the noteholder, this $15,000 will be added to the principal at the end of the note, allowing the Company to convert out of the original principal and interest first, however, for accounting purposes the $15,000 was added to the principal on September 25, 2018. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price (or a 60% discount).

As of September 30, 2018, the principal balance of this note is $175,000 and accrued interest of $16,627.

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

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 7– CONVERTIBLE PROMISSORY NOTES (continued)

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

On September 5, 2018 the Company issued 270,000 shares of common stock to the noteholder with a contractual conversion price of $0.01 to convert $3,023 principal amount with $0 of accrued and unpaid interest and $500 conversion fee, totaling $3,523.

As of September 30, 2018, the principal balance of this note is $76,977.

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

In connection with the issuance of these notes during the year ended September 30, 2018, on the initial measurement date of the notes, the fair values of the embedded conversion option of $423,778 was recorded as derivative liabilities of which $218,234 was charged to current period operations as initial derivative expense, and $205,544 was recorded as a debt discount which will be amortized into interest expense over the term of the note. Upon conversion, the respective derivative liability was marked to fair value at the conversion, and then a related fair value amount of $4,751 relating to the portion of debt converted was reclassified to other income or expense as part of gain or loss on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $41,481 during the year ended September 30, 2018 in connection with the conversion of notes.

At the end of each reporting period, the Company revalues the embedded conversion option derivative liabilities. In connection with the revaluation, the Company recorded a loss from change in fair value of conversion option liability of $170,953 for the year ended September 30, 2018 (see Note 2).

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

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 7– CONVERTIBLE PROMISSORY NOTES (continued)

The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $6,206 using a simple binomial lattice model (see Note 6). The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and in June 2018 recorded a debt premium liability of $37,082 and a charge to interest expense of $37,082. As of September 30, 2018, the principal balance of this note was $58,000.

For the year ended September 30, 2018, amortization of debt discounts related to all convertible promissory notes amounted to $204,217, which has been amortized to interest expense on the accompanying statements of operations.

During the year ended September 30, 2018, the fair value of the derivative liabilities were estimated using the Binomial option pricing method with the following assumptions:

Dividend rate	0
Term (in years)	0.01 to 0.14 years
Volatility	448.79%
Risk-free interest rate	2.12% to 2.36%

 At September 30, 2018 and 2017, the components of convertible promissory notes, net consisted of the following:

	September 30, 2018	September 30, 2017
Principal amount of convertible notes	$309,976	$—
Debt premium liability	37,082	—
Unamortized debt discount	(38,783)	—
Convertible notes payable, net – current	$308,275	$—

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. No shares of preferred stock have been issued as of September 30, 2018 and 2017.

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

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

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

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

On February 13, 2018, in connection with a contract agreement, the Company issued 300,000 shares of restricted stock to a consultant. The shares were valued on the date of grant at their fair value of $105,000, or $0.35 per share, using the closing quoted trading price of the Company’s common stock on February 13, 2018 which was recorded as a prepaid asset to be recognized through the 7 ½ month term of the agreement, ended September 30, 2018. The Company recognized consulting fees of $105,000 as of September 30, 2018.

Between April 2018 and September 2018, the Company issued an aggregate of 885,000 shares of the Company’s common stock to note holders with contractual conversion prices ranging from $0.01 to $0.04 to convert $3,023 in principal amount with $6,952 of accrued and unpaid interest and $3,500 of conversion fees, totaling $13,475 (see note 7). The shares were valued at their fair value of $59,707 using the closing quoted trading price of the Company’s common stock on the date of grants ranging from $0.02 to $0.29 per common share. The Company recorded loss on debt extinguishment of $41,481 during the year ended September 30, 2018 in connection with the conversion of the notes.

Stock Warrants

In June 2018, the Company granted a note holder 50,000 warrants in connection with the issuance of a convertible note. The warrants have a term of 5 years from the date of grant and are exercisable at an exercise price of $0.40. The Company accounted for the warrants by using the relative fair value method. The Company recorded debt discount resulting from the relative fair value of the warrants of $6,206 using a simple binomial lattice model with the following assumptions: stock price at date of grant of $0.18, exercise price of $0.40, dividend yield of zero, years to maturity of 5, a risk free rate of 2.80%, and expected volatility of 473%. The debt discount is being amortized over the term of the convertible note (see Note 7).

NOTE 9 – DISCONTINUED OPERATIONS

The remaining assets and liabilities of discontinued operations are presented in the balance sheets under the caption “Assets of discontinued operations” and “Liabilities of discontinued operations” which relates to the operations of the online payment processing services. The carrying amounts of the major classes of these assets and liabilities as of September 30, 2018 and 2017 are summarized as follows:

	As of September 30,
	2018	2017

Assets:
Accounts receivable	$-	$1,761
Accounts receivable – related party	-	980
Assets of discontinued operations	$-	$2,741
Liabilities:
Accounts payable	$14,286	4,856
Liabilities of discontinued operations	$14,286	$4,856

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 9 – DISCONTINUED OPERATIONS (continued)

The following table sets forth for the years ended September 30, 2018 and 2017, indicated selected financial data of the Company’s discontinued operations of its online payment processing services.

	For the Years ended September 30,
	2018	2017

Revenues	$11,996	$28,039
Cost of sales	(33,669)	29,527
Gross loss	(21,673)	(1,488)
Operating expenses	(65,511)	(2,229)
Loss from discontinued operations	$(87,184)	$(3,717)

NOTE 10 - INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The Company did not have an income tax provision or benefit for the year ended September 30, 2018 or 2017. The Company has incurred losses and therefore has provided a full valuation allowance against net deferred tax assets as of September 30, 2018 and 2017.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2015, 2016 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the year ended September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
Income tax benefit at U.S. statutory rate of 35%	$(370,640)	$(1,768,142)
State income tax, net of federal benefit	(37,064)	(176,814)
Change in Federal tax rate at 21%	135,444	—
Non-deductible expenses	300,287	1,840,280
Change in valuation allowance	(28,027)	104,676
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
Deferred Tax Assets:
Net operating loss carryforward	$184,471	$182,466
Intangibles	—	30,032
Total deferred tax assets	184,471	212,498
Valuation allowance	(184,471)	(212,498)
Net deferred tax asset	$—	$—

GH CAPITAL INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

NOTE 10 - INCOME TAXES (continued)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of September 30, 2018, was an approximately $135,000 decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation. Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

At September 30, 2018, the Company had U.S. net operating loss carryforwards of $752,942 for income tax purposes, which expire in varying amounts through 2037. The amount of any benefit from the Company’s U.S. tax net operating losses is dependent on: (1) its ability to generate future taxable income, and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any change in ownership greater than fifty percent under IRC section 382 places significant annual limitations on the use of the Company’s U.S. net operating losses to offset any future taxable U.S. income that may be generated. The valuation allowance increased (decreased) by ($28,027) and $104,676 for the periods ended September 30, 2018 and 2017, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – SUBSEQUENT EVENTS

Between October 4, 2018 and November 29, 2018, the Company issued an aggregate of 9,180,000 shares of the Company’s common stock to note holders with contractual conversion prices ranging from $0.001 to $0.01 to convert $13,134 in principal amount with $6,848 of accrued and unpaid interest and $3,000 of conversion fees, totaling $22,982. The shares were valued at their fair value of $137,490 using the closing quoted trading price of the Company’s common stock on the date of grants ranging from $0.01 to $0.03 per common share. The Company recorded loss on debt extinguishment of $114,508 in connection with the conversion of the notes.