Form 10-Q
period 2018-12-31
GH Capital Inc.
filed 2019-02-14
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 159,381,564 shares as of February 11, 2019.

GH CAPITAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GH CAPITAL INC.

BALANCE SHEETS

	December 31,	September 30,
	2018	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$23,705	$67,491
Accounts receivable	—	667
Prepaid expenses and other current assets	3,000	7,250

Total Current Assets	26,705	75,408

Total Assets	$26,705	$75,408

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$32,050	$24,690
Accrued expenses	25,263	22,617
Convertible notes payable, net of discounts and premium	263,463	308,275
Deferred revenue	3,333	—
Due to related parties	4,253	4,253
Derivative liabilities	537,794	589,980
Liabilities of discontinued operations	742	14,286

Total Current Liabilities	866,898	964,101

Commitments and Contingencies (see Note 7)

Stockholders' Deficit:
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively)	—	—
Common stock ($0.0001 par value; 490,000,000 shares authorized; 86,551,494 and 61,846,818 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively)	8,655	6,185
Additional paid-in capital	5,708,403	5,495,986
Accumulated deficit	(6,557,251)	(6,390,864)

Total Stockholders' Deficit	(840,193)	(888,693)

Total Liabilities and Stockholders' Deficit	$26,705	$75,408

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three Months Ended
	December 31,
	2018	2017
Revenues:	$—	$—

Operating Expenses:
Compensation	6,000	3,500
Professional fees	34,743	69,739
Other selling, general and administrative expenses	2,746	8,198

Total operating expenses	43,489	81,437

Operating loss from operations from continuing operations	(43,489)	(81,437)

Other Income (Expenses):
Loss from change in fair value of conversion option liability	(3,002)	(202,094)
Gain (loss) from foreign currency transactions	(10)	201
Loss on debt extinguishment	(76,638)	—
Interest expense	(40,895)	(57,699)

Total other income (expenses)	(120,545)	(259,592)

Loss from continuing operations before provision for income taxes	(164,034)	(341,029)

Provision for income taxes	—	—

Loss from continuing operations	(164,034)	(341,029)

Discontinued operations:
Loss from discontinued operations	(2,353)	(15,017)

Total loss from discontinued operations	(2,353)	(15,017)

Comprehensive Income (loss):
Net loss	$(166,387)	$(356,046)

Unrealized gain (loss) on available-for-sale marketable securities	—	90

Comprehensive loss	$(166,387)	$(355,956)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.00)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)
Total Loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding -
Basic and diluted	68,208,335	60,661,818

See accompanying notes to financial statements.

GH CAPITAL INC.

Statements of Changes in Stockholders’ Equity (Deficit)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2018

(Unaudited)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Number	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance at September 30, 2017	60,661,818	$6,066	$5,325,192	$(5,331,892)	$896	$262

Unrealized gain (loss) on marketable securities	—	—	—	—	90	90

Net loss	—	—	—	(356,046)	—	(356,046)

Balance at December 31, 2017	60,661,818	$6,066	$5,325,192	$(5,687,938)	$986	$(355,694)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Number	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance at September 30, 2018	61,846,818	$6,185	$5,495,986	$(6,390,864)	$—	$(888,693)

Common stock issued upon conversion of principal amount, accrued interest and conversion fees on convertible notes	24,704,676	2,470	192,965	—	—	195,435

Reclassification of put premium upon conversion of principal amount of a convertible note	—	—	19,452	—	—	19,452

Net loss	—	—	—	(166,387)	—	(166,387)

Balance at December 31, 2018	86,551,494	$8,655	$5,708,403	$(6,557,251)	$—	$(840,193)

See accompanying notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three Months Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(166,387)	$(356,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based conversion fees	1,500	—
Amortization expense of debt discount	23,901	53,333
Loss on debt extinguishment	76,638	—
Loss from change in fair value of conversion option liability	3,002	202,094

Changes in operating assets and liabilities:
Accounts receivable	667	—
Prepaid expenses	4,250	8,500
Assets of discontinued operations	—	519
Accounts payable	7,360	(9,849)
Accrued expenses	15,494	4,366
Deferred revenue - related party	3,333	—
Liabilities of discontinued operations	(13,544)	(4,166)

Net cash used in operating activities	(43,786)	(101,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt, net of issuance cost	—	143,250

Net cash provided by financing activities	—	143,250

Net increase (decrease) in cash	(43,786)	42,001

Cash - beginning of year	67,491	12,694

Cash - end of period	$23,705	$54,695

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for principal amount and accrued interest on convertible debt	$62,109	$—
Unrealized gain (loss) on marketable securities	$—	$90
Debt discounts on convertible debt	$—	$160,000
Reclassification of put premium to additional paid in capital	$19,452	$—

See accompanying notes to financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the years ended September 30, 2018 and 2017 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on December 28, 2018.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $166,387 for the three months ended December 31, 2018. The net cash used in operations was $43,786 for the three months ended December 31, 2018. Additionally, the Company had an accumulated deficit of $6,557,251 and a stockholders’ deficit of $840,193 at December 31 2018 and has no revenues for the three months ended December 31, 2018. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The Company is in the process in building its customer base and expects to generate increased revenues and the Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Although the Company has historically raised capital from sales of common stock and debt financing, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional debt in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Included in these estimates are assumptions used in determining the allowance for doubtful accounts receivable, the fair value of derivative liabilities, valuation allowance for deferred tax assets and the valuation of stock issued for services or upon conversion of debt.

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

December 31, 2018

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

The Company accounts for the following instruments at fair value.

	At December 31, 2018			At September 30, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$537,794	—	—	$589,980

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018. The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities (see note 4) and revalues its derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. The fair value of derivative financial instruments, measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2018 measured $537,794.

A roll forward of the level 3 derivative liabilities is as follows:

Balance at September 30, 2018	$589,980
Initial fair value of conversion option liabilities	-
Reduction of liability included in loss on debt extinguishment	(55,188)
Loss from change in fair value of conversion option liabilities	3,002
Balance at December 31, 2018	$537,794

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2018 and September 30, 2018.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk, Accounts Receivable and Revenues

The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. The Company also maintains cash in financial institutions based in the country of Cyprus. At December 31, 2018, bank accounts in Cyprus are insured for up to $119,000 per Bank under the regulations of the European Union. At times, cash balances may exceed the federally insured limits. The Company had no amounts that exceeded insured limits at December 31, 2018 and September 30, 2018.

There is one customer that accounted for 100 % of the Company’s Accounts Receivable balance at September 30, 2018. There was no comparable transaction at December 31, 2018. For the three months ended December 31, 2017, three customers accounted for approximately 96.6% of the total revenues from discontinued operations (39.9%, 8.2% and 48.5% from a related party). There was no comparable transaction during the three months ended December 31, 2018.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $3,000 and $7,250 at December 31, 2018 and September 31, 2018, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”), which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 beginning October 1, 2018. There are two sources of recognized revenue. These comprise (1) payment processing services related to online money transfer transactions for diversified online merchants with a target market in Europe and (2) consulting for business development. For the consulting services, included in continuing operations, revenue is recognized when the Company satisfies the performance obligation based on the consulting agreement. In the payment processing segment, which is included in loss from discontinued operations, revenues consisted of fees generated through the electronic processing of payment transactions and related services, and was recognized as revenue during the period the transactions were processed or when the related services were performed. Merchants may be charged for these processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. Merchant customers were generally charged a flat fee plus percentage per transaction, while others may also be charged miscellaneous fees, including fees for chargebacks or returns, monthly minimums, and other miscellaneous services.

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

Cost of Revenues

Cost of revenues if any relates to the Company’s consulting service business.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Share-Based Payment, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments non-employees, compensation expense is determined at the measurement date defined as the earlier of; a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or; b) the date at which the counterparty's performance is complete.

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

December 31, 2018

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development costs are expensed as incurred.

Loss per Common Share and Common Share Equivalent

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At December 31, 2018, the Company has 42,936,507 and 50,000 potentially dilutive securities outstanding, related to the convertible promissory notes and outstanding stock warrants, respectively, At December 31, 2017, the Company has 548,885 potentially dilutive securities outstanding related to the convertible promissory notes. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss during the three months ended December 31, 2018 and 2017. In addition, there were 39,960,798 shares reserved for issuance related to convertible note agreements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use of asset and a lease liability. This guidance is effective for interim and annual reporting beginning after December 15, 2018. The Company does not anticipate this ASU to have a material impact on its financial statements on January 1, 2019.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the three months ended December 31, 2018 and 2017, aggregate revenues from discontinued operations – related party amount to $0 and $3,411 respectively.

During fiscal year 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. At December 31, 2018 and September 30, 2018, the Company owed Cyprus $3,173 and $3,173, respectively.

During fiscal year 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At December 31, 2018 and September 30, 2018, the Company owed its Chief Executive Officer $10 and $10, respectively.

During fiscal year 2018, the Company’s Attorney who is a director of the Company advanced $1,070 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At December 31, 2018 and September 30, 2018, the Company owed its Attorney $1,070 and $0, respectively.

During the three months ended December 31, 2018 and 2017, the Company paid cash compensation to a designated member of its board of directors in the amount of $3,000 and $3,500, respectively, in connection with a written agreement with the director.

NOTE 4– CONVERTIBLE NOTES PAYABLE

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 4– CONVERTIBLE NOTES PAYABLE (continued)

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

Between October 10, 2018 and December 27, 2018, the Company issued an aggregate of 5,600,000 shares of common stock to the noteholder with a contractual conversion price of $0.002 to convert $0 principal amount with $12,848 of accrued and unpaid interest, totaling $12,848.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 4– CONVERTIBLE NOTES PAYABLE (continued)

As of December 31, 2018, the principal balance of this note is $175,000 and accrued interest of $16,176.

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

Between October 4, 2018 and December 21, 2018, the Company issued an aggregate of 9,124,000 shares of common stock to the noteholder with a contractual conversion price of $0.002 to convert $18,836 principal amount with $0 of accrued and unpaid interest and $1,500 conversion fee, totaling $20,336.

As of December 31, 2018, the principal balance of this note is $58,140 and accrued interest of $5,926.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 4– CONVERTIBLE NOTES PAYABLE (continued)

In connection with the issuance of these notes during fiscal year 2018, on the initial measurement date of the notes, the fair values of the embedded conversion option of $423,778 was recorded as derivative liabilities of which $218,234 was charged to current period operations as initial derivative expense, and $205,544 was recorded as a debt discount which will be amortized into interest expense over the term of the note. Upon conversions during the three months ended December 31, 2018, the respective derivative liability was marked to fair value at the conversion, and then a related fair value amount of $55,188 relating to the portion of debt converted was reclassified to other income or expense as part of gain or loss on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $131,826 during the three months ended December 31, 2018 in connection with the conversion of notes.

At the end of each reporting period, the Company revalues the embedded conversion option derivative liabilities. In connection with the revaluation, the Company recorded a loss from change in fair value of conversion option liability of $3,002 and $202,094 for the three months ended December 31, 2018 and 2017, respectively (see Note 2).

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

Between December 26, 2018 and December 31, 2018, the Company issued an aggregate of 9,980,676 shares of common stock to the noteholder with a contractual conversion price of $0.003 to convert $30,425 principal amount with $0 of accrued and unpaid interest, totaling $30,425.

During fiscal 2018, the Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $6,206 using a simple binomial lattice model. The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and in June 2018, the Company recorded an original debt premium liability of $37,082 and a charge to interest expense of $37,082. Upon conversions during the three months ended December 31, 2018, Put Premium of $19,452 was reclassified to additional paid-in capital. As of December 31, 2018, the principal balance of this note was $27,575 and accrued interest of $3,160.

For the three months ended December 31, 2018 and 2017, amortization of debt discounts related to all convertible promissory notes amounted to $23,901 and $53,333 which has been amortized to interest expense on the accompanying statements of operations.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 4– CONVERTIBLE NOTES PAYABLE (continued)

During the three months ended December 31, 2018 the fair value of the derivative liabilities were estimated using the Binomial option pricing method with the following assumptions:

Dividend rate	0%
Term (in years)	0.01 to 0.44 years
Volatility	426.08%
Risk-free interest rate	2.44 to 2.56%

At December 31, 2018 and September 30, 2018, the components of convertible promissory notes, net consisted of the following:

	December 31, 2018	September 30, 2018
Principal amount of convertible notes	$260,715	$309,976
Debt premium liability	17,630	37,082
Unamortized debt discount	(14,882)	(38,783
Convertible notes payable, net – current	$263,463	$308,275

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. No shares of preferred stock have been issued as of December 31, 2018 and September 30, 2018.

Common Stock

Between October 4, 2018 and December 31, 2018, the Company issued an aggregate of 24,704,676 shares of the Company’s common stock to note holders with contractual conversion prices ranging from $0.002 to $0.003 to convert $49,261 in principal amount with $12,848 of accrued and unpaid interest and $1,500 of conversion fees, totaling $63,609. The shares were valued at their fair value of $195,435 using the closing quoted trading price of the Company’s common stock on the date of grants ranging from $0.01 to $0.03 per common share.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 6 – DISCONTINUED OPERATIONS

The remaining assets and liabilities of discontinued operations are presented in the balance sheets under the caption “Assets of discontinued operations” and “Liabilities of discontinued operations” which relates to the operations of the online payment processing services. The carrying amounts of the major classes of these assets and liabilities as of December 31, 2018 and September 30, 2018 are summarized as follows:

	December 31	September 30,
	2018	2018

Liabilities:
Accounts payable	$742	$14,286
Liabilities of discontinued operations	$742	$14,286

The following table sets forth for three months ended December 31, 2018 and 2017, indicated selected financial data of the Company’s discontinued operations of its online payment processing services.

	For the three months ended December 31,
	2018	2017

Revenues	$—	$7,029
Cost of sales	(2,353)	(7,421)
Gross income (loss)	(2,353)	(392)
Operating expenses	—	(14,625)
Loss from discontinued operations	$(2,353)	$(15,017)

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

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

NOTE 8 – SUBSEQUENT EVENTS

Between January 3, 2019 and February 7, 2019, the Company issued an aggregate of 72,830,070 shares of the Company’s common stock to note holders with contractual conversion prices ranging from $0.001 to $0.005 to convert $73,244 in principal amount with $20,571 of accrued and unpaid interest and $5,000 of conversion fees, totaling $98,815. The shares were valued at their fair value of $568,331 using the closing quoted trading price of the Company’s common stock on the date of grants ranging from $0.01 to $0.02 per common share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 28, 2018.

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

We did not generate revenues from continuing operations during the three months ended December 31, 2018 and 2017.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Included in these estimates are assumptions used in determining the allowance for doubtful accounts receivable, the fair value of derivative liabilities, valuation allowance for deferred tax assets and the valuation of stock issued for services or upon conversion of debt.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use of asset and a lease liability. This guidance is effective for interim and annual reporting beginning after December 15, 2018. The Company does not anticipate this ASU to have a material impact on its financial statements on January 1, 2019.

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

Results of Operations

Revenues

For the three months ended December 31, 2018 and 2017, we did not generate revenues or cost of revenues from continuing operations.

On September 18, 2018, our management terminated our online payment processing services. As a result, we will shift our focus to our consulting services business. As such, the online payment processing services business activities were reclassified and reported as part of “discontinued operations” (see below).

Operating Expenses

For the three months ended December 31, 2018, we incurred $43,489 in operating expenses as compared to $81,437 for the three months ended December 31, 2017, a decrease of $37,948 or 46.6%. Operating expenses consisted of the following:

	Three months Ended December 31,
	2018	2017

Compensation	$6,000	$3,500
Professional fees	34,743	69,739
Other selling, general and administrative expenses	2,746	8,198
Total	$43,489	$81,437

Operating expenses increased primarily due to the following:

•	An increase in compensation of $2,500 or 71.4% due to the hiring of our new CEO in October 2018.
•	A $34,996 or 50.2% decrease in professional fees primarily related to decrease in consulting fees.
•	A decrease of $5,452 or 66.5% in other selling, general and administrative expenses primarily related to decrease in travel expenses.

Operating loss from operations from continuing operations

For the three months ended December 31, 2018, we incurred a loss from operations of $43,489 as compared to $81,437 for the three months ended December 31, 2017, a decrease of $37,948 or 46.6%. The decrease was resulting from the discussion above.

Discontinued Operations

The remaining assets and liabilities of discontinued operations are presented in the balance sheets under the caption “Assets of discontinued operations” and “Liabilities of discontinued operations” which relate to the operations of the online payment processing services. The carrying amounts of the major classes of these assets and liabilities as of December 31, 2018 and 2017 are summarized as follows:

	December 31	September 30,
	2018	2018

Liabilities:
Accounts payable	$742	$14,286
Liabilities of discontinued operations	$742	$14,286

The following table sets forth for three months ended December 31, 2018 and 2017, indicated selected financial data of the Company’s discontinued operations of its online payment processing services.

	For the three months ended December 31,
	2018	2017

Revenues	$—	$7,029
Cost of sales	(2,353)	(7,421)
Gross income (loss)	(2,353)	(392)
Operating expenses	( —)	(14,625)
Loss from discontinued operations	$(2,353)	$(15,017)

Other Expenses

For the three months ended December 31, 2018, we incurred total other expenses of $120,545 as compared to other expenses of $259,592 for the three months ended December 31, 2017, a decrease of $139,047 or 53.6%. The decrease in other expenses was primarily related to the decrease from changes in fair value of the conversion option liability of $199,092 and decrease in interest expense of $16,804 offset by increase in loss on debt extinguishment of $76,638.

Net Loss

For the three months ended December 31, 2018, we incurred a net loss of $166,387 or $(0.00) per common share as compared to $356,046 or $(0.01) per common share for the three months ended December 31, 2017. The decrease was resulting from the discussion above.

Unrealized Gain (Loss) on Available-for-sale Marketable Securities

For the three months ended December 31, 2018, we incurred an unrealized gain (loss), on available-for-sale marketable securities of $0 as compared to $90 for the three months ended December 31, 2017, a decrease of $90 or 100% related to our marketable securities that we sold during fiscal 2018.

Comprehensive Loss

For the three months ended December 31, 2018, we incurred a comprehensive loss of $166,387 as compared to $355,956 for the three months ended December 31, 2017, a decrease of $189,569 or 53.2%. The decrease was resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $840,193 and $23,705 of cash at December 31, 2018 and working capital of $888,693 and $67,491 of cash at September 30, 2018.

The decrease in working capital deficit was primarily attributable to a decrease in derivative liabilities of $52,186 during the period.

Cash flows for the three months ended December 31, 2018 compared to the three months ended December 31, 2017

Net cash flow used in operating activities was $43,786 for the three months ended December 31, 2018 as compared to $101,249 for the three months ended December 31, 2017, a decrease of $57,463.

•	Net cash flow used in operating activities for the three months ended December 31, 2018 primarily reflected a net loss of $166,387 and the add-back of non-cash items consisting of, amortization of debt discount of $23,901, stock based conversion fees of $1,500, loss on debt extinguishment of $76,638, a loss from change in fair value of conversion option liability of $3,002, and changes in operating assets and liabilities of $17,560 primarily related to a decrease in prepaid expenses of $4,250, an increase in accounts payable of $7,360, an increase in accrued expenses of $15,494 offset by a decrease in liabilities of discontinued operations of $13,544. During the three months ended December 31, 2018, cash used in operating activities primarily consisted of payments of professional fees.

•	Net cash flow used in operating activities for the three months ended December 31, 2017 primarily reflected a net loss of $356,046 and the add-back of non-cash items consisting of, amortization of debt discount of $53,333 and a loss from change in fair value of conversion option liability of $202,094, offset by changes in operating assets and liabilities of $630 primarily related to a decrease in prepaid expenses of $8,500, offset by a decrease in accounts payable of $9,849, a decrease in liabilities of discontinued operations of $4,166 and an increase in accrued expenses of $4,366. During the three months ended December 31, 2017, cash used in operating activities primarily consisted of payments of professional fees.

Net cash flow used in investing activities was $ 0 for the three months ended December 31, 2018 as compared to net cash provided by investing activities of $0 for the three months ended December 31, 2017.

Net cash provided by financing activities was $0 for the three months ended December 31, 2018 as compared to $143,250 for the three months ended December 31, 2017. During the three months ended December 31, 2017, we received net proceeds from convertible debt of $143,250

Cash Requirements

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2018 our internal controls over financial reporting were not effective at the reasonable assurance level:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between October 4, 2018 and February 7, 2019, the Company issued an aggregate of 97,534,746 shares of the Company’s common stock to note holders with contractual conversion prices ranging from $0.001 to $0.005 to convert $122,505 in principal amount with $33,419 of accrued and unpaid interest and $6,500 of conversion fees, totaling $162,424. The shares were valued at their fair value of $763,766 using the closing quoted trading price of the Company’s common stock on the date of grants ranging from $0.01 to $0.03 per common share. All unregistered shares were issued pursuant to conversions of promissory notes pursuant to Section 3(a)(9) of the Securities Act of 1933. The underlying notes were issued pursuant to Rule 506(b) of Regulation D of the Securities Act.

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

GH CAPITAL, INC.

Dated: February 14, 2019	By:	/s/ William Bollander
William Bollander
Chief Executive Officer (principal executive officer)

Dated: February 14, 2019	By:	/s/ William Bollander
William Bollander
Chief Financial Officer (principal financial officer and principal accounting officer)