Form 10-Q
period 2019-03-31
GH Capital Inc.
filed 2019-05-15
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(305) 714-9397
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered to Section 12(b) of the Act: None.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 251,881,235 shares as of May 10, 2019.

GH CAPITAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GH CAPITAL INC.
BALANCE SHEETS

	March 31,	September 30,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$106,861	$67,491
Accounts receivable	—	667
Prepaid expenses and other current assets	—	7,250
Prepaid expenses and other current assets - related party	20,000	—

Total Current Assets	126,861	75,408

Total Assets	$126,861	$75,408

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$38,715	$24,690
Accrued expenses	2,850	22,617
Convertible notes payable, net of discounts and premium	178,626	308,275
Deferred revenue	33,601	—
Due to related parties	4,253	4,253
Derivative liabilities	425,323	589,980
Liabilities of discontinued operations	737	14,286

Total Current Liabilities	684,105	964,101

Commitments and Contingencies (see Note 7)

Stockholders' Deficit:
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively)	—	—
Common stock ($0.0001 par value; 490,000,000 shares authorized; 232,290,035 and 61,846,818 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively)	23,229	6,185
Additional paid-in capital	7,724,412	5,495,986
Accumulated deficit	(8,304,885)	(6,390,864)

Total Stockholders' Deficit	(557,244)	(888,693)

Total Liabilities and Stockholders' Deficit	$126,861	$75,408

See accompanying condensed notes to financial statements.

GH CAPITAL INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenues:
Consulting	$104,400	$—	$104,400	$—
Consulting - related party	—	11,199	—	11,199

Total revenues	104,400	11,199	104,400	11,199

Cost of revenues	62,499	—	62,500	—

Gross profit	41,901	11,199	41,900	11,199

Operating Expenses:
Compensation	9,000	4,000	15,000	7,500
Professional fees	56,681	53,971	91,425	123,710
Other selling, general and administrative expenses	13,800	6,154	16,545	14,352

Total operating expenses	79,481	64,125	122,970	145,562

Operating loss from operations from continuing operations	(37,580)	(52,926)	(81,070)	(134,363)

Other Income (Expenses):
Initial fair value of conversion option liability	(301,633)	(75,882)	(301,633)	(174,998)
Gain (loss) from change in fair value of conversion option liability	300,647	(586,386)	297,646	(689,364)
Gain (loss) from foreign currency transactions	(101)	106	(111)	307
Gain (loss) on sale of marketable securities	—	838	—	838
Loss on debt extinguishment	(1,631,513)	—	(1,708,151)	—
Interest expense	(75,364)	(66,103)	(116,259)	(123,802)

Total other income (expenses)	(1,707,964)	(727,427)	(1,828,508)	(987,019)

Loss from continuing operations before provision for income taxes	(1,745,544)	(780,353)	(1,909,578)	(1,121,382)

Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,745,544)	(780,353)	(1,909,578)	(1,121,382)

Discontinued operations:
Loss from discontinued operations	(2,090)	(13,825)	(4,443)	(28,842)

Total loss from discontinued operations	(2,090)	(13,825)	(4,443)	(28,842)

Comprehensive Loss:
Net loss	$(1,747,634)	$(794,178)	$(1,914,021)	$(1,150,224)

Unrealized loss on available-for-sale marketable securities	—	(986)	—	(896)

Comprehensive loss	$(1,747,634)	$(795,164)	$(1,914,021)	$(1,151,120)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total Loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding -
Basic and diluted	170,101,843	60,961,818	118,595,235	60,738,061

See accompanying condensed notes to financial statements.

GH CAPITAL INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 and 2019
(Unaudited)
					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Number	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance at September 30, 2017	60,661,818	$6,066	$5,325,192	$(5,331,892)	$896	$262

Unrealized gain (loss) on marketable securities	—	—	—	—	90	90

Net loss	—	—	—	(356,046)	—	(356,046)

Balance at December 31, 2017	60,661,818	6,066	5,325,192	(5,687,938)	986	(355,694)

Issuance of common stock for services	300,000	30	104,970	—	—	105,000

Unrealized gain (loss) on marketable securities	—	—	—	—	(986)	(986)

Net loss	—	—	—	$(794,178)	—	(794,178)

Balance at March 31, 2018	60,961,818	$6,096	$5,430,162	$(6,482,116)	$—	$(1,045,858)

GH CAPITAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019

(Unaudited)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Number	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance at September 30, 2018	61,846,818	$6,185	$5,495,986	$(6,390,864)	$—	$(888,693)

Common stock issued upon conversion of principal amount, accrued interest and conversion fees on convertible notes	24,704,676	2,470	192,965	—	—	195,435

Reclassification of put premium upon conversion of principal amount of a convertible note	—	—	19,452	—	—	19,452

Net loss	—	—	—	(166,387)	—	(166,387)

Balance at December 31, 2018	86,551,494	8,655	5,708,403	(6,557,251)	—	(840,193)

Common stock issued upon conversion of principal amount, accrued interest and conversion fees on convertible notes	145,738,541	14,574	1,996,114	—	—	2,010,688

Reclassification of put premium upon conversion of principal amount of a convertible note	—	—	17,630	—	—	17,630

Fair value of warrants issued in connection with a note payable	—	—	2,265	—	—	2,265

Net loss	—	—	—	(1,747,634)	—	(1,747,634)

Balance at March 31, 2019	232,290,035	$23,229	$7,724,412	$(8,304,885)	$—	$(557,244)

See accompanying condensed notes to financial statements.

GH CAPITAL INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,914,021)	$(1,150,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and professional fees	—	21,000
Stock-based conversion fees	15,500	—
Accretion of premium on convertible note	40,279	—
Amortization expense of debt discount	38,577	113,916
Loss on sale of marketable securities	—	(838)
Loss on debt extinguishment	1,708,151	—
(Gain) loss from change in fair value of conversion option liability	(297,646)	864,362

Changes in operating assets and liabilities:
Accounts receivable	667	—
Prepaid expenses	7,250	(1,833)
Prepaid expenses - related party	(20,000)	—
Assets of discontinued operations	—	(261)
Accounts payable	14,025	(7,647)
Accrued expenses	21,903	9,886
Deferred revenue - related party	33,601	—
Liabilities of discontinued operations	(13,549)	44,801

Net cash used in operating activities	(63,630)	(106,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	2,676

Net cash provided by investing activities	—	2,676

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt, net of issuance cost	103,000	195,250

Net cash provided by financing activities	103,000	195,250

Net increase in cash	39,370	91,088

Cash - beginning of year	67,491	12,694

Cash - end of period	$106,861	$103,782

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$—	$105,000
Common stock issued for principal amount and accrued interest on convertible debt	$273,093	$—
Unrealized gain (loss) on marketable securities	$—	$(896)
Debt discounts on convertible debt	$50,000	$220,000
Reclassification of put premium to additional paid in capital	$37,082	$—

See accompanying condensed notes to financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

GH Capital Inc. (the “Company”), a Florida corporation, was formed on May 5, 2014, commenced operations in October 2014 and has a fiscal year end of September 30. The Company provided online payment processing services to consumers, primarily in Europe and provides certain consulting services to assist companies in going public.

On September 18, 2018, the Company’s management terminated the Company’s online payment processing services. As a result, the Company will shift its focus to its consulting services business. As such, the online payment processing services business activities were reclassified and reported as part of “discontinued operations”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended September 30, 2018 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on December 28, 2018.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss of $1,914,021 for the six months ended March 31, 2019. The net cash used in operations was $63,630 for the six months ended March 31, 2019. Additionally, the Company had an accumulated deficit of $8,304,885 and a stockholders’ deficit of $557,244, and a working capital deficit of $557,244 at March 31, 2019. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The Company is in the process in building its customer base and expects to generate increased revenues and the Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Included in these estimates are assumptions used in determining the allowance for doubtful accounts receivable, valuation of ROU assets and operating lease liabilities, fair value of derivative liabilities, valuation allowance for deferred tax assets and the valuation of stock issued for services or upon conversion of debt.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company accounts for the following instruments at fair value.

	At March 31, 2019			At September 30, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$425,323	—	—	$589,980

 Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2019. The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities (see note 4) and revalues its derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. The fair value of derivative financial instruments, measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2019 measured $425,323.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A roll forward of the level 3 derivative liabilities is as follows:

Balance at September 30, 2018	$589,980
Initial fair value of conversion option liabilities – derivative expense	301,633
Initial fair value of conversion option liabilities – debt discount	40,735
Reduction of liability included in loss on debt extinguishment	(209,379)
Gain from change in fair value of conversion option liabilities	(297,646)
Balance at March 31, 2019	$425,323

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2019 and September 30, 2018.

Concentration of Credit Risk, Accounts Receivable and Revenues

The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. The Company also maintains cash in financial institutions based in the country of Cyprus. At March 31, 2019, bank accounts in Cyprus are insured for up to $119,000 per Bank under the regulations of the European Union. At times, cash balances may exceed the federally insured limits. The Company had no amounts that exceeded insured limits at March 31, 2019 and September 30, 2018.

All of the Company’s revenues are from customers that are located outside of the United States.

The Company did not have any Accounts Receivable balance at March 31, 2019. There is one customer that accounted for 100 % of the Company’s Accounts Receivable balance at September 30, 2018. For the six months ended March 31, 2019, four customers accounted for approximately 100% of the total revenues (24.7%, 27.6%, 23.0% and 24.7%).

For the six months ended March 31, 2018, three payment processing customers accounted for approximately 96.9% of the total revenues from discontinued operations (31.7%, 12.2% and 53.0% from a related party) and one related party customer accounted for 100% of the consulting revenue.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $20,000 and $7,250 at March 31, 2019 and September 30, 2018, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

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

March 31, 2019

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

Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided. As of March 31, 2019, the Company had $33,601 of deferred revenue recorded.

Cost of Revenues

Cost of revenues, if any, relates to the Company’s consulting service business.

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

March 31, 2019

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and development costs are expensed as incurred.

Loss per Common Share and Common Share Equivalent

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. There were 198,612,705 shares reserved for issuance related to convertible note agreements as of March 31, 2019.

The following potentially dilutive equity securities outstanding as of March 31, 2019 and as of September 30, 2018 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	March 31, 2019	September 30, 2018
Common shares issuable under:
Convertible notes	68,984,063	46,672,138
Warrants	175,000	50,000
	69,159,063	46,722,138

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

In July 2017, the FASB issued ASU No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt this ASU for their next fiscal year beginning October 1, 2019 and will be evaluating the impact in the financial statements.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is evaluating the impact of this standard upon its adoption on October 1, 2019.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the six months ended March 31, 2019 and 2018, aggregate revenues from discontinued operations – related party amount to $0 and $6,364 respectively.

During fiscal year 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. At March 31, 2019 and September 30, 2018, the Company owed Cyprus $3,173 for both periods.

During fiscal year 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At March 31, 2019 and September 30, 2018, the Company owed its Chief Executive Officer $10 and $10, respectively.

During fiscal year 2018, the Company’s Attorney who is a director of the Company advanced $1,070 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At March 31, 2019 and September 30, 2018, the Company owed its Attorney $1,070 and $1,070, respectively.

During the six months ended March 31, 2019 and 2018, the Company paid cash compensation to a designated member of its board of directors in the amount of $7,000 and $7,500, respectively, in connection with a written agreement with the director. Additionally, the Company made prepayments of $20,000 to this director as his retainer fees for various consulting agreements for services he will provide for the Company’s clients which was included in prepaid expense and other current assets in the accompanying balance sheet at March 31, 2019.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible note payable dated October 10, 2017

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

In September 2018, the conversion price was below $0.01 which triggered clause 1.4(g) of the promissory note which allows for the principal amount of the note to increase by $15,000. Per the noteholder, this $15,000 will be added to the principal at the end of the note, allowing the Company to convert out of the original principal and interest first, however, for accounting purposes the $15,000 was added to the principal on September 25, 2018. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price (or a 60% discount).

During the fiscal year ended September 30, 2018, the Company issued 615,000 shares of common stock to the noteholder with a contractual conversion price ranging from $0.01 to $0.04 to convert $0 principal amount with $6,951 of accrued and unpaid interest and $3,000 conversion fee, totaling $9,951.

During the six months ended March 31, 2019, the Company issued an aggregate of 78,564,200 shares of common stock to the noteholder with a contractual conversion price ranging from $0.002 to $0.003 to convert $100,109 principal amount with $33,896 of accrued and unpaid interest and $7,000, totaling $141,005.

As of March 31, 2019, the note had outstanding principal and accrued interest of $74,891 and $433, respectively, and accrued conversion fee of $0.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible note payable dated February 20, 2018

In February 2018, under a Securities Purchase Agreement, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $180,000 and received initial proceeds of $60,000. The Company received additional proceeds of $20,000 in June 2018 and $50,000 in March 2019 (“Third tranche”) which resulted to a total of $130,000 proceeds. The 10% convertible promissory notes and all accrued interest are due in twelve months from the effective date of each tranche. The notes are unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price to a price which is 65% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date subject to increases in the discount rate based on certain future events. If at any time while this note is outstanding, the conversion price is equal to or lower than $0.15, then an additional 15% discount shall be added into the conversion price resulting in a discount rate of 50%.

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

During fiscal 2018, the Company paid an original issuance discount of $8,000 and related loan fees of $3,500 in connection with this note payable and during the six months ended March 31, 2019, the Company paid additional original issuance discount of $5,000 and related loan fees of $2,000 for the Third tranche which are being amortized over the term of the note. The Note contains representations, warranties, events of default, beneficial ownership limitations, piggyback registration rights and other provisions that are customary of similar instruments.

During fiscal 2018, the Company granted the note holder of 50,000 warrants and during the six months ended March 31, 2019, the Company granted an additional 125,000 warrants in connection with the issuance of this note. The warrants had a term of 5 years from the date of grant and was exercisable at an exercise price of $0.40. During fiscal 2018, the Company accounted for the 50,000 warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $6,206 using a simple binomial lattice model. During six months ended March 31, 2019, the Company accounted for the 125,000 warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $2,265 using a simple binomial lattice model.

During the fiscal year ended September 30, 2018, the Company issued 270,000 shares of common stock to the noteholder with a contractual conversion price of $0.01 to convert $3,023 principal amount with $0 of accrued and unpaid interest and $500 conversion fee, totaling $3,523.

During the six months ended March 31, 2019, the Company the Company issued 68,398,371 shares of common stock to the noteholder with a contractual conversion price ranging from $0.001 and $0.002 to convert $73,314 principal amount with $4,874 of accrued and unpaid interest and $8,500 conversion fee, totaling $86,688.

As of March 31, 2019, the note had $53,662 and $1,786 of outstanding principal and accrued interest, respectively.

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

In connection with the issuance of these notes during fiscal year 2018, on the initial measurement date of the notes, the fair values of the embedded conversion option of $423,778 was recorded as derivative liabilities of which $218,234 was charged to current period operations as initial derivative expense, and $205,544 was recorded as a debt discount which will be amortized into interest expense over the term of the note. In connection with the issuance of these notes during the six months ended March 31, 2019, on the initial measurement date of the notes, the fair values of the embedded conversion option of $342,368 was recorded as derivative liabilities of which $301,633 was charged to current period operations as initial derivative expense, and $40,735 was recorded as a debt discount which will be amortized into interest expense over the term of the note. Upon conversions during the six months ended March 31, 2019, the respective derivative liability was marked to fair value at the conversion, and then a related fair value amount of $209,379 relating to the portion of debt converted was reclassified to other income or expense as part of gain on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $1,917,530 during the six months ended March 31, 2019 in connection with the conversion of notes resulting in a net loss on extinguishment of debt of $1,708,151 for the six months ended March 31, 2019 as reflected in the accompanying unaudited statements of operations.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

At the end of each reporting period, the Company revalues the embedded conversion option derivative liabilities. In connection with the revaluation, the Company recorded a gain from change in fair value of conversion option liability of $297,646 for the six months ended March 31, 2019 and loss from change in fair value of conversion option liability of $689,364 for the six months ended March 31, 2018, respectively (see Note 2).

Convertible note payable dated June 14, 2018

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

During the six months ended March 31, 2019, the Company fully converted the remaining outstanding principal and interest of $58,000 and $2,900, respectively, into 23,480,646 shares of common stock. As of March 31, 2019, the note had no outstanding principal and accrued interest.

The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and in June 2018, the Company recorded an original debt premium liability of $37,082 and a charge to interest expense of $37,082. Upon conversions in fiscal year ended September 30, 2018, Put Premium of $19,452 was reclassified to additional paid-in capital. Upon conversions during the six months ended March 31, 2019, Put Premium of $17,630 was reclassified to additional paid-in capital.

Convertible note payable dated February 14, 2019

In February 2019, under a Securities Purchase Agreement, the Company issued a 10% Convertible Promissory Note for principal borrowings of up to $63,000. The 10% convertible promissory note and all accrued interest are due in February 2020. The note is unsecured and bears interest at the rate of 10% per annum from the issuance date thereof until the notes are paid. The note holder has the right to convert beginning 180 days following the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 61% of the average of the lowest two trading prices of the Company’s common stock during the 15 trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 115% to 140% as defined in the note agreements. After this initial 180-day period, the Company does not have a right to prepay the note. The Company paid original issuance cost and related loan fees of $3,000 in connection with this note payable which is being amortized over the term of the note. As of March 31, 2019, the note had $63,000 and $630 outstanding principal and accrued interest.

The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and in February 2019, the Company recorded an original debt premium liability of $40,279 and a charge to interest expense of $40,279.

For the six months ended March 31, 2019 and 2018, the total amortization expense of debt discounts related to all convertible promissory notes were $38,577 and $113,916, charged to interest expense on the accompanying statements of operations.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the three months ended March 31, 2019 the fair value of the derivative liabilities were estimated using the Binomial option pricing method with the following assumptions:

Dividend rate	0%
Term (in years)	0.01 to 0.44	years
Volatility	212.74%
Risk-free interest rate	2.40 to 2.53%

At March 31, 2019 and September 30, 2018, the components of convertible promissory notes, net consisted of the following:

	March 31, 2019	September 30, 2018
Principal amount of convertible notes	$191,553	$309,976
Debt premium liability	40,279	37,082
Unamortized debt discount	(53,206)	(38,783)
Convertible notes payable, net – current	$178,626	$308,275

NOTE 5 – STOCKHOLDERS’ DEFICIT

Shares Authorized

The Company has 500,000,000 shares authorized of which 490,000,000 are common stock, par value $0.0001 and 10,000,000 are preferred stock, par value of $0.0001.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. At March 31, 2019 and September 30, 2018, there were no shares of preferred stock issued an outstanding.

Common Stock

During the six months ended March 31, 2019, the Company issued an aggregate of 170,443,217 shares of the Company’s common stock to note holders with contractual conversion prices ranging from $0.002 to $0.003 to convert $231,423 in principal amount with $41,670 of accrued and unpaid interest and $15,500 of conversion fees, totaling $288,593. The shares were valued at their fair value for notes with bifurcated embedded derivatives and at recorded debt value for notes treated as stock settled debt of $2,206,123 using, as applicable, the closing quoted trading price of the Company’s common stock on the conversion dates ranging from $0.01 to $0.03 per common share which resulted in a loss on debt extinguishment of $1,917,530. Related embedded conversion option derivative liabilities of $209,379 from these note conversions were recorded as a gain on debt extinguishment resulting in a net loss on extinguishment of debt of $1,708,151 for the six months ended March 31, 2019.

At March 31, 2019 and September 30, 2018, the Company had 232,290,035 and 61,846,818 shares of common stock issued and outstanding, respectively.

Warrants

The Company granted a note holder 175,000 warrants in connection with the June 2018 SPA (see Note 4). The warrants had a term of 5 years from the date of grant and was exercisable at an exercise price of $0.40. At March 31, 2019 and September 30, 2018, the Company had 175,000 warrants issued and outstanding.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 6 – DISCONTINUED OPERATIONS

The remaining assets and liabilities of discontinued operations are presented in the balance sheets under the caption “Assets of discontinued operations” and “Liabilities of discontinued operations” which relates to the operations of the online payment processing services. The carrying amounts of the major classes of these assets and liabilities as of March 31, 2019 and September 30, 2018 are summarized as follows:

	March 31,	September 30,
	2019	2018
Liabilities:
Accounts payable	$737	$14,286
Liabilities of discontinued operations	$737	$14,286

The following table sets forth for three and six months ended March 31, 2019 and 2018, indicated selected financial data of the Company’s discontinued operations of its online payment processing services.

	For the six months ended March 31,
	2019	2018
Revenues	$—	$11,996
Cost of sales	(4,443)	(16,037)
Gross income (loss)	(4,443)	(4,041)
Operating expenses	—	(24,801)
Loss from discontinued operations	$(4,443)	$(28,842)

	For the three months ended March 31,
	2019	2018
Revenues	$—	$4,967
Cost of sales	(2,090)	(8,616)
Gross income (loss)	(2,090)	(3,649)
Operating expenses	—	(10,176)
Loss from discontinued operations	$(2,090)	$(13,825)

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company issued an aggregate of 19,591,200 shares of the Company’s common stock to note holders with contractual conversion prices ranging from $0.001 to $0.002 to convert $39,650 in principal amount with $1,072 of accrued and unpaid interest and $1,000 of conversion fees, totaling $41,722. The shares were valued at their fair value of $155,521 using the closing quoted trading price of the Company’s common stock on the date of grants at $0.01 per common share resulting in a loss on debt extinguishment of $113,798.

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

During the six months ended March 31, 2019 and 2018 we generated $104,400 and $11,199 of revenues from continuing operations, including revenues from related parties of $0 and $11,199, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Included in these estimates are assumptions used in determining the allowance for doubtful accounts receivable, valuation of ROU assets and operating lease liabilities, fair value of derivative liabilities, valuation allowance for deferred tax assets and the valuation of stock issued for services or upon conversion of debt.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”), which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 beginning October 1, 2018. For the consulting services, revenue is recognized when the Company satisfies the performance obligation based on the consulting agreement. Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided. As of March 31, 2019, the Company had $33,601 of deferred revenue recorded.

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

Results of Operations

Revenues

For the six months ended March 31, 2019, we generated revenue of $104,400 as compared to $11,199 for the six months ended March 31, 2018, an increase of $93,201 or 832%. The revenue generated in 2019 was mainly due a contract related to consulting services for business development services during six months ended March 31, 2019.

For the three months ended March 31, 2019, we generated revenue of $104,400 as compared to related party revenue of $11,199 for the three months ended March 31, 2018, a total increase of $93,201 or 832%. The revenue generated in 2019 was mainly due to various contract related to consulting services for business development services during the three months ended March 31, 2019.

Cost of Revenues

For the three and six months ended March 31, 2019 and 2018, we incurred cost of revenues of $62,500 and $0, respectively, from continuing operations which relates to consulting fees paid for our business development services.

On September 18, 2018, our management terminated our online payment processing services. As a result, we will shift our focus to our consulting services business. As such, the online payment processing services business activities were reclassified and reported as part of “discontinued operations” (see below).

Operating Expenses

For the six months ended March 31, 2019, we incurred $122,970 in operating expenses as compared to $145,562 for the six months ended March 31, 2018, a decrease of $22,592 or 16%. For the three months ended March 31, 2019, we incurred $79,481 in operating expenses as compared to $64,125 for the three months ended March 31, 2018, an increase of $15,356 or 24%. Operating expenses consisted of the following:

	Six months Ended March 31,
	2019	2018

Compensation	$15,000	$7,500
Professional fees	91,425	123,710
Other selling, general and administrative expenses	16,545	14,352
Total	$122,970	$145,562

Operating expenses during the six months ended March 31, 2019 decreased primarily due to the following:

●	An increase in compensation of $7,500 or 100% due to the hiring of our new CEO in October 2018.

●	A $32,285 or 26% decrease in professional fees primarily related to decrease in consulting fees in 2019.

●	An increase of $2,193 or 15% in other selling, general and administrative expenses primarily related to increase in general office expense.

	Three months Ended March 31,
	2019	2018

Compensation	$9,000	$4,000
Professional fees	56,681	53,971
Other selling, general and administrative expenses	13,800	6,154
Total	$79,481	$64,125

 Operating expenses during the three months ended March 31, 2019 increased primarily due to the following:

●	An increase in compensation of $5,000 or 125% due to the hiring of our new CEO in October 2018.

●	A $2,710 or 5% increase in professional fees primarily related to increase in consulting fees.

●	An increase of $7,646 or 124% in other selling, general and administrative expenses primarily related to increase in general office expense.

Operating loss from operations from continuing operations

For the six months ended March 31, 2019, we incurred a loss from operations of $81,070 as compared to $134,363 for the six months ended March 31, 2018, a decrease of $53,293 or 40%. The decrease was resulting from the discussion above.

For the three months ended March 31, 2019, we incurred a loss from operations of $37,580 as compared to $52,926 for the three months ended March 31, 2018, an increase of $15,346 or 29%. The decrease was resulting from the discussion above.

Discontinued Operations

The remaining assets and liabilities of discontinued operations are presented in the balance sheets under the caption “Assets of discontinued operations” and “Liabilities of discontinued operations” which relate to the operations of the online payment processing services. The carrying amounts of the major classes of these assets and liabilities as of March 31, 2019 and September 30, 2018 are summarized as follows:

	March 31,	September 30,
	2019	2018

Liabilities:
Accounts payable	$737	$14,286
Liabilities of discontinued operations	$737	$14,286

The following table sets forth for three and six months ended March 31, 2019 and 2018, indicated selected financial data of the Company’s discontinued operations of its online payment processing services.

	For the six months ended March 31,
	2019	2018

Revenues	$—	$11,996
Cost of sales	(4,443)	(16,037)
Gross income (loss)	(4,443)	(4,041)
Operating expenses	—	(24,801)
Loss from discontinued operations	$(4,443)	$(28,842)

	For the three months ended March 31,
	2019	2018

Revenues	$—	$4,967
Cost of sales	(2,090)	(8,616)
Gross income (loss)	(2,090)	(3,649)
Operating expenses	—	(10,176)
Loss from discontinued operations	$(2,090)	$(13,825)

Other Expenses

For the six months ended March 31, 2019, we incurred total other expenses of $1,828,508 as compared to other expenses of $987,019 for the six months ended March 31, 2018, an increase of $841,489 or 85%. The increase in other expenses was primarily related to the increase in loss on debt extinguishment of $1,708,151 and increase in fair value or conversion option liability of $126,635 offset by gain from changes in fair value of the conversion option liability of $987,010.

For the three months ended March 31, 2019, we incurred total other expense of $1,707,964 as compared to other expense of $727,427 for the three months ended March 31, 2018, an increase of $980,537 or 135%. The increase in other expenses was primarily related to the increase in loss on debt extinguishment of $1,631,513 and increase in fair value or conversion option liability of $225,751 offset by gain from changes in fair value of the conversion option liability of $887,033.

Net Loss

For the six months ended March 31, 2019, we incurred a net loss of $1,914,021 or $(0.02) per common share as compared to $1,150,224 or $(0.02) per common share for the six months ended March 31, 2018. The increase was resulting from the discussion above.

For the three months ended March 31, 2019, we incurred a net loss of $1,747,634 or $(0.01) per common share as compared to $794,178 or $(0.01) per common share for the three months ended March 31, 2018. These increases were resulting from the discussion above.

Unrealized Gain (Loss) on Available-for-sale Marketable Securities

For the six months ended March 31, 2019, we incurred an unrealized (loss)/gain on available-for-sale marketable securities of $0 as compared to $(896) for the six months ended March 31, 2018, a change of $896 related to our marketable securities that we sold during fiscal 2018. These securities were sold during the six months ended March 31, 2018.

For the three months ended March 31, 2019, we incurred an unrealized (loss)/gain on available-for-sale marketable securities of $0 as compared to $(986) for the three months ended March 31, 2018, a change of $986 related to our marketable securities that we sold during fiscal 2018.

Comprehensive Loss

For the six months ended March 31, 2019, we incurred a comprehensive loss of $1,914,021 as compared to $1,150,120 for the six months ended March 31, 2018. The increase were resulting from the discussion above.

For the three months ended March 31, 2019, we incurred a comprehensive loss of $1,747,634 as compared to $795,164 for the three months ended March 31, 2018. The increase were resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $557,244 and $106,861 of cash at March 31, 2019 and working capital deficit of $888,693 and $67,491 of cash at September 30, 2018.

The decrease in working capital deficit was primarily attributable to a decrease in convertible notes payable and derivative liabilities of $129,649 and $164,657, respectively, during the period.

Cash flows for the six months ended March 31, 2019 compared to the six months ended March 31, 2018

	Six months March 31,
	2019	2018
Net Cash Used in Operating Activities	$(63,630)	$(106,838)
Net Cash Provided by Investing Activities	—	2,676
Net Cash Provided by Financing Activities	103,000	195,250
Net Increase in Cash	$39,370	$91,088

Net cash flow used in operating activities was $63,630 for the six months ended March 31, 2019 as compared to $106,838 for the six months ended March 31, 2018, a decrease of $43,208.

●	Net cash flow used in operating activities for the six months ended March 31, 2019 primarily reflected a net loss of $1,914,021 and the add-back of non-cash items consisting of gain on derivative liabilities of $297,646, stock-based compensation of $15,500, accretion of premium on convertible note of $40,279, amortization of debt discounts of $38,577 and loss on extinguishment of debt of $1,708,151, offset by changes in operating assets and liabilities of $50,897, primarily related to an increase in total prepaid expenses of $12,750, increase in deferred revenue of $33,601 and an increase in accrued expense of $21,903. During the six months ended March 31, 2019, cash used in operating activities primarily consisted of payments of professional fees.

●	Net cash flow used in operating activities for the six months ended March 31, 2018 primarily reflected a net loss of $1,150,224 and the add-back of non-cash items consisting of loss on derivative liabilities of $864,362, stock-based compensation of $21,000, amortization of debt discounts of $113,916, and a gain on sale of marketable securities of $838, offset by changes in operating assets and liabilities of $44,946, primarily related to an increase in prepaid expenses of $1,833 and an increase in liabilities of discontinued operation (attributed to deferred revenue from related party) of $44,801. During the six months ended March 31, 2018, cash used in operating activities primarily consisted of payments of professional fees.

Net cash flow provided by investing activities was $0 for the six months ended March 31, 2019 as compared to net cash provided by investing activities of $2,676 for the six months ended March 31, 2018. During the six months ended March 31, 2019 and 2018, we received proceeds from the sale of marketable securities of $0 and $2,676, respectively.

Net cash provided by financing activities was $103,000 for the six months ended March 31, 2019 as compared to $195,250 for the six months ended March 31, 2018 attributed to net proceeds from issuance of convertible notes.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2019 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ended March 31, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective. The Chief Financial Officer has not provided adequate review of the Company’s SEC’s filings and financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s financial statement.

We have taken steps to remediate some of the weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	During the three months ended March 31, 2019, the Company issued to a lender, 59,274,371 shares of common stock upon conversion of debt of $66,352, including principal, interest and conversion fees.

2.	During the three months ended March 31, 2019, the Company issued to a lender, 72,964,200 shares of common stock upon conversion of debt of $128,157, including principal, interest and conversion fees.

3.	During the three months ended March 31, 2019, the Company issued to a lender, 13,499,970 shares of common stock upon conversion of debt of $30,475, including principal, interest and conversion fees.

All unregistered shares were issued pursuant to conversions of promissory notes pursuant to Section 3(a)(9) of the Securities Act of 1933. The underlying notes were issued pursuant to Rule 506(b) of Regulation D of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1*	Warrants issued March 13, 2019

10.2*	Securities Purchase Agreement between GH Capital, Inc. and Power Up Lending Group Ltd., dated February 14, 2019

10.3*	Note Agreement between GH Capital, Inc. and Power Up Lending Group Ltd., dated February 14, 2019

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GH CAPITAL, INC.

Dated: May 15, 2019	By:	/s/ William Bollander
William Bollander
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial Officer)