Form 10-Q
period 2019-06-30
GH Capital Inc.
filed 2019-08-14
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 346,357,400 shares of common stock as of August 8, 2019.

GH CAPITAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GH CAPITAL INC.

BALANCE SHEETS

	June 30,	September 30,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$53,873	$67,491
Accounts receivable	25,000	667
Prepaid expenses	9,715	7,250

Total Current Assets	88,588	75,408

Total Assets	88,588	$75,408

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$48,812	$24,690
Accrued expenses	10,777	22,617
Convertible notes payable, net of discounts and premium	115,987	308,275
Deferred revenue	3,668	—
Due to related parties	4,253	4,253
Derivative liabilities	147,373	589,980
Liabilities of discontinued operations	—	14,286

Total Current Liabilities	330,870	964,101

Commitments and Contingencies (see Note 7)

Stockholders' Deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; No shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively.	—	—
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; 339,573,445 and 61,846,818 shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively.	33,957	6,185
Additional paid-in capital	8,044,960	5,495,986
Accumulated deficit	(8,321,199)	(6,390,864)

Total Stockholders' Deficit	(242,282)	(888,693)

Total Liabilities and Stockholders' Deficit	$88,588	$75,408

See accompanying condensed notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Consulting	$89,600	$—	$194,000	$—
Consulting - related party	—	22,400	—	33,599

Total revenues	89,600	22,400	194,000	33,599

Cost of revenues	32,000	—	94,500	—

Gross income	57,600	22,400	99,500	33,599

Operating Expenses:
Compensation	9,000	3,000	24,000	10,500
Professional fees	75,679	81,640	167,104	205,350
Other selling, general and administrative expenses	18,648	3,182	35,193	17,535

Total operating expenses	103,327	87,822	226,297	233,385

Operating loss from operations from continuing operations	(45,727)	(65,422)	(126,797)	(199,786)

Other Income (Expenses):
Initial fair value of conversion option liability	—	756,782	(301,633)	(107,580)
Gain (loss) from change in fair value of conversion option liability	65,683	—	363,329	—
Gain (loss) from foreign currency transactions	5	(133)	(106)	174
Gain (loss) on sale of marketable securities	—	—	—	838
Loss on debt extinguishment, net	(11,762)	—	(1,719,913)	—
Interest expense	(23,094)	(114,404)	(139,353)	(238,206)

Total other income (expenses)	30,832	642,245	(1,797,676)	(344,774)

Income (loss) from continuing operations before provision for income taxes	(14,895)	576,824	(1,924,473)	(544,559)

Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	(14,895)	576,824	(1,924,473)	(544,559)

Discontinued operations:
Loss from discontinued operations	(1,419)	(41,518)	(5,862)	(70,360)

Total loss from discontinued operations	(1,419)	(41,518)	(5,862)	(70,360)

Comprehensive Income (Loss):
Net income (loss)	$(16,314)	$535,306	$(1,930,335)	$(614,919)
Unrealized gain (loss) on available-for-sale marketable securities	—	—	—	(896)

Comprehensive income (loss)	$(16,314)	$535,306	$(1,930,335)	$(615,815)

Loss per common share, basic and diluted
Income (loss) from continuing operations	$(0.00)	$0.01	$(0.01)	$(0.01)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total income (loss) per common share, basic and diluted	$(0.00)	$0.01	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	276,389,532	61,021,874	171,031,797	60,832,166

See accompanying condensed notes to financial statements.

GH CAPITAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

(Unaudited)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Number	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance at September 30, 2017	60,661,818	$6,066	$5,325,192	$(5,331,892)	$896	$262

Unrealized gain (loss) on marketable securities	—	—	—	—	90	90

Net loss	—	—	—	(356,046)	—	(356,046)

Balance at December 31, 2017	60,661,818	$6,066	$5,325,192	$(5,687,938)	$986	$(355,694)

Issuance of common stock for services	300,000	30	104,970	—	—	105,000

Unrealized gain (loss) on marketable securities	—	—	—	—	(986)	(986)

Net loss	—	—	—	(794,178)	—	(794,178)

Balance at March 31, 2018	60,961,818	$6,096	$5,430,162	$(6,482,116)	$—	$(1,045,858)

Common stock issued on conversion of principal, accrued interest and fees on convertible notes	185,000	19	5,468	—	—	5,487

Fair value of stock warrants granted with convertible notes	—	—	6,206	—	—	6,206

Net loss	—	—	—	535,306	—	535,306

Balance at June 30, 2018	61,146,818	$6,115	$5,441,836	$(5,946,810)	$—	$(498,859)

GH CAPITAL INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019

(Unaudited)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Number	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance at September 30, 2018	61,846,818	$6,185	$5,495,986	$(6,390,864)	$—	$(888,693)

Common stock issued upon conversion of principal amount, accrued interest and conversion fees on convertible notes	24,704,676	2,470	192,965	—	—	195,435

Reclassification of put premium upon conversion of principal amount of a convertible note	—	—	19,452	—	—	19,452

Net loss	—	—	—	(166,387)	—	(166,387)

Balance at December 31, 2018	86,551,494	$8,655	$5,708,403	$(6,557,251)	—	$(840,193)

Common stock issued on conversion of principal, accrued interest and fees on convertible notes	145,738,541	14,574	1,996,114	—	—	2,010,688

Reclassification of put premium upon conversion of principal amount of a convertible note	—	—	17,630	—	—	17,630

Fair value of warrants issued in connection with a note payable	—	—	2,265	—	—	2,265

Net loss	—	—	—	(1,747,634)	—	(1,747,634)

Balance at March 31, 2019	232,290,035	$23,229	$7,724,412	$(8,304,885)	$—	$(557,244)

Common stock issued on conversion of principal, accrued interest and fees on convertible notes	66,862,370	6,686	302,150	—	—	308,836

Common stock issued upon cashless warrant exercise	30,221,040	3,022	(3,022)	—	—	—

Common shares issued for services	10,200,000	1,020	21,420	—	—	22,440

Net loss	—	—	—	(16,314)	—	(16,314)

Balance at June 30, 2019	339,573,445	$33,957	$8,044,960	$(8,321,199)	$—	$(242,282)

See accompanying condensed notes to financial statements.

GH CAPITAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,930,335)	$(614,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and professional fees	22,440	63,000
Stock-based conversion fees	19,000	1,500
Accretion of premium on convertible note	40,279	37,082
Amortization expense of debt discount	54,491	183,208
Bad debt expense	—	1,009
Loss on sale of marketable securities	—	(838)
Loss on debt extinguishment	1,719,913	—
Initial fair value of conversion option liability	301,633	—
(Gain) loss from change in fair value of conversion option liability	(363,329)	107,580

Changes in operating assets and liabilities:
Accounts receivable	667	(780)
Accounts receivable - related party	(25,000)	980
Prepaid expenses	(2,465)	(1,583)
Accounts payable	24,122	1,166
Accrued expenses	32,584	16,421
Deferred revenue - related party	3,668	22,401
Liabilities of discontinued operations	(14,286)	—

Net cash used in operating activities	(116,618)	(183,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	—	2,676

Net cash provided by investing activities	—	2,676

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt, net of issuance cost	103,000	266,750
Proceeds from related party	—	1,070

Net cash provided by financing activities	103,000	267,820

Net increase (decrease) in cash	(13,618)	86,723

Cash - beginning of year	67,491	12,694

Cash - end of period	$53,873	$99,417

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$—	$105,000
Common stock issued for principal amount and accrued interest on convertible debt	$354,400	$3,988
Unrealized gain (loss) on marketable securities	$—	$(896)
Debt discounts on convertible debt	$37,292	$243,000
Stock warrants granted with convertible notes	$—	$6,206
Reclassification of put premium to additional paid in capital	$37,082	$—

See accompanying condensed notes to financial statements.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

On March 31, 2019, the Company’s Board of Directors approved the increase of the Company’s authorized shares for common stock to 5,000,000,000 shares from 490,000,000 shares of authorized shares of common stock. The Company filed Articles of Amendment to its Articles of Incorporation with Florida’s Secretary of State and requested an effective date of May 1, 2019 for the increase of authorized shares of common stock (see Note 5).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended September 30, 2018 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on December 28, 2018.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $1,930,335 for the nine months ended June 30, 2019. The net cash used in operations was $116,618 for the nine months ended June 30, 2019. Additionally, the Company had an accumulated deficit of $8,321,199 and a stockholders’ deficit of $242,282, and a working capital deficit of $242,282 at June 30, 2019. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The Company is in the process in building its customer base and expects to generate increased revenues and the Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for the following instruments at fair value

	At June 30, 2019			At September 30, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$147,373	—	—	$589,980

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2019. The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities (see note 4) and revalues its derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. The fair value of derivative financial instruments, measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2019 measured $147,373.

A roll forward of the level 3 derivative liabilities is as follows

Balance at September 30, 2018	$589,980
Initial fair value of conversion option liabilities – derivative expense	301,633
Initial fair value of conversion option liabilities – debt discount	40,735
Reduction of liability included in loss on debt extinguishment	(421,646)
Gain from change in fair value of conversion option liabilities	(363,329)
Balance at June 30, 2019	$147,373

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2019 and September 30, 2018.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations

Concentrations of Credit Risk

The Company maintains its cash in financial institutions in the United States for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. The Company also maintains cash in financial institutions based in the country of Cyprus. At June 30, 2019, bank accounts in Cyprus are insured for up to $119,000 per Bank under the regulations of the European Union. At times, cash balances may exceed the federally insured limits. The Company had no amounts that exceeded insured limits at June 30, 2019 and September 30, 2018.

Concentrations of Accounts Receivables

During the nine months ended June 30, 2019, the Company had net account receivable of $25,000 of which 24%, 32% and 44% were from three of the Company’s customers. During the year ended September 30, 2018, the Company had net account receivable of $667 of which 100% was from a Company’s customer.

Concentrations of Revenue

During the nine months ended June 30, 2019, the Company had revenue from continuing operations of $194,000 of which 21%, 22%, 22% and 25% were from four of the Company’s customers. During nine months ended June 30, 2018, the Company had revenue from continuing operations of $33,599 of which 100% (related party) was from a Company’s customer. A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

All of the Company’s revenues are from customers that are located outside of the United States.

Prepaid Expenses

Prepaid expenses of $9,715 and $7,250 at June 30, 2019 and September 30, 2018, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

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

June 30, 2019

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

Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided. As of June 30, 2019, the Company had $3,668 of deferred revenue recorded.

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

June 30, 2019

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development costs are expensed as incurred.

Loss per Common Share and Common Share Equivalent

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. There were 198,612,705 shares reserved for issuance related to convertible note agreements as of June 30, 2019.

The following potentially dilutive equity securities outstanding as of June 30, 2019 and as of September 30, 2018 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	June 30, 2019	September 30, 2018
Common shares issuable under:
Convertible notes	213,103,108	46,672,138
Warrants	110,204,081	50,000
	323,307,189	46,722,138

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

On March 30, 2015, the Company entered into a services contract with Global Humax Cyprus Ltd. (“Cyprus”), a company owned by the Company’s chief executive officer. Under the terms of the contract, the Company will provide services to Cyprus for a period of two years from the date of the agreement. Additionally, the Company earns fees from the processing of payment transactions and related services from Cyprus. For the nine months ended June 30, 2019 and 2018, aggregate revenues from discontinued operations – related party amount to $0 and $11,996 respectively.

During fiscal year 2015, Cyprus paid various general and administrative expenses on behalf of the Company in the amount of $3,173. These advances are non-interest bearing and are due on demand. At June 30, 2019 and September 30, 2018, the Company owed Cyprus $3,173 for both periods.

During fiscal year 2015, the Company’s Chief Executive Officer advanced $10 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At June 30, 2019 and September 30, 2018, the Company owed its Chief Executive Officer $10 and $10, respectively.

During fiscal year 2018, the Company’s Attorney who is a director of the Company advanced $1,070 to the Company for working capital purpose. The advance is non-interest bearing and payable on demand. At June 30, 2019 and September 30, 2018, the Company owed its Attorney $1,070 and $1,070, respectively.

During the nine months ended June 30, 2019 and 2018, the Company paid cash compensation to a designated member of its board of directors in the amount of $10,000 and $10,500, respectively, in connection with a written agreement with the director. Additionally, the Company made payments of $25,000 to this director as his retainer fees for various consulting agreements for services he provided for the Company’s clients which was charged to cost of revenue in the accompanying statement of operations as of June 30, 2019.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

October 2017 Financing

On October 10, 2017, the Company entered into a securities purchase agreements (the “SPA”) for the sale of the Company’s convertible note. Pursuant to the SPA, the Company issued an unsecured convertible Note (“October 2017 Note”) for a principal amount of $160,000. The Company received $143,250 in aggregate net proceeds from the sale, net of $16,750 OID and legal fees. The October 2017 Note bears an interest rate of 12% per annum (which interest rate shall be increased to 24% per annum upon the occurrence of an Event of Default (as defined in the October 2017 Note)), shall mature on July 10, 2018 and the principal and interest are convertible at any time at a conversion price equal the lower of $0.65 per share or 55% of the lowest trading price of the Company’s common stock during the twenty-five trading days immediately preceding the conversion date. The conversion price, however, is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect. The Note contains representations, warranties, and events of default, beneficial ownership limitations, and other provisions that are customary of similar instruments. At any time during the period beginning on the issue date and ending on the date which is 90 days following the issue date, the Borrower shall have the right, exercisable on not less than three trading days prior written notice to the lender to prepay the outstanding balance of the October 2017 Note, in full by making a cash payment to the lender equal to 130% of the total outstanding principal, accrued and unpaid interest and default interest, if any. The October 2017 Note may be prepaid at anytime until the 180th following the original issue date at a premium of 140%. After this initial 180-day period, the Company does not have a right to prepay the note. The October 2017 Note is in default. In July 2018, the Company failed to make the repayment of the outstanding principal and interest at the maturity date which caused the interest to increase to the default interest of 24%.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

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

During the fiscal year ended September 30, 2018, the lender converted $6,951 of accrued interest and $3,000 of conversion fee, for a total amount of $9,951 into 615,000 shares of the Company’s common stock.

During the nine months ended June 30, 2019, the lender fully converted the remaining outstanding principal, interest and conversion fee of $175,000, $35,187 and $10,000, respectively, into 140,404,704 shares of the Company’s common stock.

As of June 30, 2019, the October 2017 Note had no outstanding balance.

February 2018 Financing

On February 20, 2018, under a Securities Purchase Agreement (the “SPA”), the Company issued a 10% Convertible Promissory Note (“February 2018 Notes”) for principal amount of up to $180,000 to be funded in several tranches. The February 2018 Notes bears an interest rate of 10% per annum (which interest rate shall be increased to 15% per annum upon the occurrence of an Event of Default (as defined in the February 2018 Notes)). The February 2018 Notes shall mature twelve months from the effective date of each tranche. The Company received the; (i) first tranche on February 20, 2018 with the Company receiving net proceeds of $52,000, net of $8,000 OID and legal fees; (ii) the second tranche on June 11, 2018 with the Company receiving net proceeds of $16,500, net of $3,500 OID and legal fees; and (iii) the third tranche on March 13, 2019 with the Company receiving net proceeds of $43,000, net of $7,000 OID and legal fees. The Company received an aggregate net proceeds of $130,000, net of $18,500 OID and legal fees which total to a principal amount of $130,000. The lender shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the 25 prior trading days to the conversion date subject to increases in the discount rate based on certain future events. If at any time while the February 2018 Notes are outstanding, the conversion price is equal to or lower than $0.15, then an additional 15% discount shall be added into the conversion price resulting in a discount rate of 50%. The February 2018 Notes are subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower than the conversion price then in effect.

During the first 90 days following the date of the February 2018 Notes, the Company has the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the lender under the terms of the February 2018 Notes, at a premium ranging from 135% to 145% as defined in the February 2018 Notes. After this initial 90-day period, the Company does not have a right to prepay the February 2018 Notes. The February 2018 Notes contains representations, warranties, events of default, beneficial ownership limitations, piggyback registration rights and other provisions that are customary of similar instruments.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

On June 13, 2018, in connection with the funding of the second tranche of the February 2018 Notes, the Company issued to the lender of 50,000 warrants (February 2018 Warrant I). The warrants had a term of five years from the date of grant with an exercise price of $0.40. The Company accounted for the 50,000 warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $6,206 using a simple binomial lattice model (see Note 5). The February 2018 Warrant I had full ratchet anti-dilution provision therefore causing the Company to adjust the outstanding warrants to 40,816,326, an increase of 40,766,326 warrants. During the three months ended June 30, 2019, the Company issued 30,221,040 shares of its common stock in connection with the cashless exercise of 32,653,061 of these warrants. The Company recorded the common stock at par value and a corresponding offset against equity. As of June 30, 2019, there were 8,163,265 warrants outstanding under February 2018 Warrant I.

On March 13, 2019, in connection with the funding of the third tranche of the February 2018 Notes, the Company issued to the lender of 125,000 warrants (February 2018 Warrant II), the Company accounted for the 125,000 warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $2,265 using a simple binomial lattice model (see Note 5). The February 2018 Warrant II had full ratchet anti-dilution provision therefore causing the Company to adjust the outstanding warrants to 102,040,816, an increase of 101,915,816 warrants. As of June 30, 2019, there were 102,040,816 warrants outstanding under February 2018 Warrant II.

During the fiscal year ended September 30, 2018, the lender converted $3,023 of outstanding principal and $500 of conversion fee, for a total amount of $3,523 into 270,000 shares of the Company’s common stock.

During the nine months ended June 30, 2019, the lender converted $76,977 of outstanding principal, $46,336 of accrued interest and $9,000 of conversion fee, for a total amount of $92,313 into 73,420,237 shares of the Company’s common stock.

As of June 30, 2019, the February 2018 Notes had $50,000 and $1,575 of outstanding principal and accrued interest, respectively.

June 2018 Financing:

On June 14, 2018, the Company entered into a securities purchase agreements (the “SPA”) for the sale of the Company’s convertible note. Pursuant to the SPA, the Company issued an unsecured convertible Note (“June 2018 Note”) for a principal amount of $58,000. The Company received net proceeds of $55,000, net of $3,000 OID and legal fees. The June 2018 Note bears an interest rate of 10% per annum (which interest rate shall be increased to 22% per annum upon the occurrence of an Event of Default (as defined in the June 2018 Note)), shall mature on June 14, 2019. The lender has the right to convert beginning 180th day following the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 61% of the average of the lowest two trading prices of the Company’s common stock during the twenty trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the June 2018 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the June 2018 Note, together with any other amounts that the Company may owe the lender under the terms of the June 2018 Note, at a premium ranging from 115% to 140% as defined in the June 2018 Note. After this initial 180-day period, the Company does not have a right to prepay the June 2018 Note. In connection with the issuance of the June 2018 Note, the Company recorded a premium of $37,082 as the note is considered stock settled debt under ASC 480, which was fully accreted at the inception of the June 2018 Note.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

During the nine months ended June 30, 2019, the lender fully converted the remaining outstanding principal and interest of $58,000 and $2,900, respectively, into 23,480,646 shares of the Company’s common stock. In connection with these conversions, $37,082 of Put Premium was reclassified to equity.

As of June 30, 2019, the June 2018 Note had no outstanding balance.

February 2019 Financing:

On February 14, 2019, the Company entered into a securities purchase agreements (the “SPA”) for the sale of the Company’s convertible note. Pursuant to the SPA, the Company issued an unsecured convertible Note (“February 2019 Note”) for a principal amount of $63,000. The Company received net proceeds of $60,000, net of $3,000 OID and legal fees. The February 2019 Note bears an interest rate of 10% per annum (which interest rate shall be increased to 22% per annum upon the occurrence of an Event of Default (as defined in the February 2019 Note)), shall mature on February 14, 2020. The lender has the right to convert beginning 180th day following the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 61% of the average of the lowest two trading prices of the Company’s common stock during the fifteen trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the February 2019 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the February 2019 Note, together with any other amounts that the Company may owe the lender under the terms of the February 2019 Note, at a premium ranging from 115% to 140% as defined in the February 2019 Note. After this initial 180-day period, the Company does not have a right to prepay the February 2019 Note. In connection with the issuance of the February 2019 Note, the Company recorded a premium of $40,279 as the note is considered stock settled debt under ASC 480, which was fully accreted at the inception of the February 2019 Note.

As of June 30, 2019, the February 2019 Note had $63,000 of outstanding principal and $2,201 of accrued interest.

Derivative Liabilities Pursuant to Securities Purchase Agreements

In connection with the issuance of the October 2017 and February 2018 Notes, the Company determined that the terms of these Notes contain terms that included a provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception and included various other terms that caused derivative treatment. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments was accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives were determined using the Binomial valuation model. At the end of each period, on the date that debt was converted into common shares, the Company revalued the embedded conversion option derivative liabilities.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was early adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the consolidated balance sheet, the period which the amendment is effective. There was no cumulative effect from the adoption of ASU No. 2017-11 and did not have any impact on the Company’s consolidated financial statements as there were other note provisions that caused derivative treatment.

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

In connection with the issuance of these notes during the nine months ended June 30, 2019, on the initial measurement date of the notes, the fair values of the embedded conversion option of $342,368 was recorded as derivative liabilities of which $301,633 was charged to current period operations as initial derivative expense, and $40,735 was recorded as a debt discount which will be amortized into interest expense over the term of the note. Upon conversions during the nine months ended June 30, 2019, the respective derivative liability was marked to fair value at the conversion, and then a related fair value amount of $421,646 relating to the portion of debt converted was reclassified to other income or expense as part of loss on debt extinguishment. Additionally, the Company recorded loss on debt extinguishment of $2,141,559 during the nine months ended June 30, 2019 in connection with the conversion of notes resulting in a net loss on extinguishment of debt of $1,719,913 for the nine months ended June 30, 2019 as reflected in the accompanying unaudited statements of operations.

For the nine months ended June 30, 2019 and 2018, the total amortization expense of debt discounts related to all convertible promissory notes were $54,491 and $183,208, charged to interest expense on the accompanying statements of operations.

During the three months ended June 30, 2019 the fair value of the derivative liabilities were estimated using the Binomial option pricing method with the following assumptions:

Dividend rate	0%
Term (in years)	0.01 to 0.2	years
Volatility	120.85%
Risk-free interest rate	1.75 to 2.18%

At June 30, 2019 and September 30, 2018, the components of convertible promissory notes, net consisted of the following:

	June 30, 2019	September 30, 2018
Principal amount of convertible notes	$113,000	$309,976
Debt premium liability	40,279	37,082
Unamortized debt discount	(37,292)	(38,783)
Convertible notes payable, net – current	$115,987	$308,275

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT

Shares Authorized

The Company had 500,000,000 shares authorized of which 490,000,000 were common stock, par value $0.0001 and 10,000,000 were preferred stock, par value of $0.0001.

On March 31, 2019, the Company’s Board of Directors approved the increase of the Company’s authorized shares for common stock to 5,000,000,000 shares from 490,000,000 shares of authorized shares of common stock. The Company filed Articles of Amendment to its Articles of Incorporation with Florida’s Secretary of State and requested an effective date of May 1, 2019 for the increase of authorized shares of common stock (see Note 1).

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series. At June 30, 2019 and September 30, 2018, there were no shares of preferred stock issued an outstanding.

Common Stock

Common stock issued for debt conversion

During the nine months ended June 30, 2019, the Company issued an aggregate of 237,305,587 shares of its common stock upon conversion of $309,977 of outstanding principal, $44,424 of accrued interest and $19,000 of conversion fees. These shares of common stock had an aggregate fair value of $2,514,959 and the Company recorded $2,141,559 of loss on debt extinguishment related to the note conversions (see Note 4).

Shares issued for cashless exercise of warrants

During the nine months ended June 30, 2019, the Company issued 30,221,040 shares of its common stock for cashless exercise of 32,653,061 warrants (see Note 4).

Shares issued for services

During the nine months ended June 30, 2019, the Company issued 10,200,000 shares of its common stock to a consultant pursuant to a consulting agreement with grant date fair value of $22,440 or $0.0022 per share.

At June 30, 2019 and September 30, 2018, the Company had 339,573,445 and 61,846,818 shares of common stock issued and outstanding, respectively.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

Warrants

A summary of the Company’s outstanding stock warrants as of June 30, 2019 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at September 30, 2018	50,000	$0.40	4.70
Granted	125,000	0.40	5.00
Additional issuances under ratchet provisions	142,682,142	0.00049	4.49
Cancelled	—	—	—
Exercised	(32,653,061)	0.00049	3.95
Forfeited	—	—	—
Balance at June 30, 2019	110,204,081	$0.00049	4.65
Warrants exercisable at June 30, 2019	110,204,081	$0.00049	4.65

Weighted average fair value of warrants granted during the period		$0.0019

Warrants issued pursuant to Securities Purchase Agreements

The Company granted a note holder 175,000 warrants in connection with the June 2018 financing (see Note 4) which was adjusted under the full ratchet anti-dilution provision and therefore causing the Company to adjust it to a total of 142,857,142 warrants. In June 2019, the Company issued 30,221,040 common stock in connection with the cashless exercise of 32,653,061 of these warrants. The Company recorded the common stock at par value and a corresponding offset against additional paid in capital.

GH CAPITAL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 6 – DISCONTINUED OPERATIONS

The remaining assets and liabilities of discontinued operations are presented in the balance sheets under the caption “Assets of discontinued operations” and “Liabilities of discontinued operations” which relates to the operations of the online payment processing services. The carrying amounts of the major classes of these assets and liabilities as of June 30, 2019 and September 30, 2018 are summarized as follows:

	June 30,	September 30,
	2019	2018
Liabilities:
Accounts payable	$—	$14,286
Liabilities of discontinued operations	$—	$14,286

For the three and nine months ended June 30, 2019 and 2018, discontinued operations of its online payment processing services consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$11,996
Cost of revenues	1,419	8,962	5,862	(24,998)
Gross income (loss)	(1,419)	(8,962)	(5,862)	(13,002)
Operating expenses	—	(32,556)	—	(57,358)
Loss from discontinued operations	$(1,419)	$(41,518)	$(5,862)	$(70,360)

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company issued 6,783,955 shares of the Company’s common stock to note holders to convert $3,392 of outstanding note balance.

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

During the nine months ended June 30, 2019 we generated $194,000 of revenues from continuing operations mainly from consulting services. During the nine months ended June 30, 2018 we generated $33,599 of revenues from continuing operations mainly from consulting services and $11,996 of revenues from discontinued operations mainly from payment processing services.

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

Results of Operations

Revenue:

For the three and nine months ended June 30, 2019 and 2018, revenue from continuing operations consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues	$89,600	$22,400	$194,000	$33,599
Cost of revenues	(32,00)	—	(94,500)	—
Gross income (loss)	57,600	22,400	99,500	33,599

Revenues:

For the three months ended June 30, 2019, we generated revenue of $89,600 as compared to of $22,400 for the three months ended June 30, 2018, a total increase of $67,200 or 300%. The revenue generated in 2019 was mainly due to various contract related to consulting services for business development services during the three months ended June 30, 2019.

For the nine months ended June 30, 2019, we generated revenue of $194,000 as compared to $33,599 for the nine months ended June 30, 2018, an increase of $160,401 or 477%. The revenue generated in 2019 was mainly due a contract related to consulting services for business development services during nine months ended June 30, 2019.

Cost of Revenues:

For the three months ended June 30, 2019, incurred cost of revenues of $32,000 as compared to of $0 for the three months ended June 30, 2018, a total increase of $32,000 or 100%. The cost of revenues generated in 2019 was related to consulting fees paid for our business development services.

For the nine months ended June 30, 2019, incurred cost of revenues of $94,500 as compared to of $0 for the three months ended June 30, 2018, a total increase of $94,500 or 100%. The cost of revenues generated in 2019 was related to consulting fees paid for our business development services.

On September 18, 2018, our management terminated our online payment processing services. As a result, we will shift our focus to our consulting services business. As such, the online payment processing services business activities were reclassified and reported as part of “discontinued operations” (see below).

Operating Expenses:

For the nine months ended June 30, 2019, we incurred $226,297 in operating expenses as compared to $233,384 for the nine months ended June 30, 2018, a decrease of $7,087 or 3%. For the three months ended June 30, 2019, we incurred $103,327 in operating expenses as compared to $87,822 for the three months ended June 30, 2018, an increase of $15,505 or 18%.

For the three and nine months ended June 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Compensation	$9,000	$3,000	$24,000	$10,500
Professional fees	75,679	81,640	167,104	205,350
Other selling, general and administrative expenses	18,648	3,182	35,193	17,534
Total	$103,327	$87,822	$226,297	$233,384

Compensation expense:

For the three months ended June 30, 2019, compensation expense increase by $6,000 or 200%, as compared to the three months ended June 30, 2018. The increase was attributable to the hiring of our new CEO in October 2018.

For the nine months ended June 30, 2019, compensation expense increase by $13,500 or 129%, as compared to the nine months ended June 30, 2018. The increase was attributable to the hiring of our new CEO in October 2018.

Professional fees:

For the three months ended June 30, 2019, professional fees decreased by $5,961 or 7%, as compared to the three months ended June 30, 2018. The increase was primarily attributable to a decrease consulting fees in 2019.

For the nine months ended June 30, 2019, professional fees decreased by $38,246 or 19%, as compared to the nine months ended June 30, 2018. The increase was primarily attributable to a decrease consulting fees in 2019.

Other selling, general and administrative expenses:

For the three months ended June 30, 2019, general and administrative expenses increased by $15,466 or 486%, as compared to the three months ended June 30, 2018. The increase was primarily due an increase in general office expense.

For the nine months ended June 30, 2019, general and administrative expenses increased by $17,659 or 101%, as compared to the three months ended June 30, 2018. The increase was primarily due an increase in general office expense.

Operating loss from operations from continuing operations

For the three months ended June 30, 2019, we incurred a loss from operations of $45,727 as compared to $65,422 for the three months ended June 30, 2018, a decrease of $19,695 or 30%. The decrease was resulting from the discussion above.

For the nine months ended June 30, 2019, we incurred a loss from operations of $126,797 as compared to $199,785 for the nine months ended June 30, 2018, a decrease of $72,988 or 37%. The decrease was resulting from the discussion above.

Discontinued Operations

The remaining assets and liabilities of discontinued operations are presented in the balance sheets under the caption “Assets of discontinued operations” and “Liabilities of discontinued operations” which relate to the operations of the online payment processing services. The carrying amounts of the major classes of these assets and liabilities as of June 30, 2019 and September 30, 2018 are summarized as follows:

	June 30,	September 30,
	2019	2018
Liabilities:
Accounts payable	$—	$14,286
Liabilities of discontinued operations	$—	$14,286

For the three and nine months ended June 30, 2019 and 2018, discontinued operations of its online payment processing services consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$11,996
Cost of revenues	1,419	8,962	5,862	(24,998)
Gross income (loss)	(1,419)	(8,962)	(5,862)	(13,002)
Operating expenses	—	(32,556)	—	(57,358)
Loss from discontinued operations	$(1,419)	$(41,518)	$(5,862)	$(70,360)

Other Expenses

For the three months ended June 30, 2019, we incurred total other income of $30,832 as compared to $642,244 for the three months ended June 30, 2018, a decrease of $611,412 or 95%. The decrease in total other income was primarily related to the increase in loss on debt extinguishment of $11,762 and offset by decrease in fair value of the conversion option liability of $691,099 and decrease interest expense of $91,311.

For the nine months ended June 30, 2019, we incurred total other (expense) of $(1,797,676) as compared to $(344,755) for the nine months ended June 30, 2018, an increase of $1,452,901 or 421%. The increase in total other (expense) was primarily related to the increase in loss on debt extinguishment of $1,719,913 and increase in fair value or conversion option liability of $169,276 offset a decrease in interest expense of $98,853.

Net Loss

For the three months ended June 30, 2019, we incurred a net (loss) income of $(16,314) or $(0.00) per common share as compared to net income of $535,305 or $0.01 per common share for the three months ended June 30, 2018. These increases were a result from the discussion above.

For the nine months ended June 30, 2019, we incurred a net loss of $1,930,335 or $(0.01) per common share as compared to $614,919 or $(0.01) per common share for the nine months ended June 30, 2018. The increase was a result from the discussion above.

Unrealized Gain (Loss) on Available-for-sale Marketable Securities

For the three months ended June 30, 2019, we incurred an unrealized (loss)/gain on available-for-sale marketable securities of $0 as compared to $0 for the three months ended June 30, 2018, there were no marketable securities sold during both periods.

For the nine months ended June 30, 2019, we incurred an unrealized (loss)/gain on available-for-sale marketable securities of $0 as compared to $(896) for the nine months ended June 30, 2018, a change of $896 related to our marketable securities that we sold during fiscal 2018. These securities were sold during the nine months ended June 30, 2018.

Comprehensive Loss

For the three months ended June 30, 2019, we incurred a comprehensive (loss) income of $(16,314) as compared to of $535,305 for the three months ended June 30, 2018. The change was a result from the discussion above.

For the nine months ended June 30, 2019, we incurred a comprehensive loss of $1,930,335 as compared to $615,815 for the nine months ended June 30, 2018. The increase was a result from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $242,282 and $53,873 of cash at June 30, 2019 and working capital deficit of $888,693 and $67,491 of cash at September 30, 2018.

The decrease in working capital deficit was primarily attributable to a decrease in convertible notes payable and derivative liabilities of $192,288 and $422,607, respectively, during the period.

Cash flows for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018:

	Nine months June 30,
	2019	2018
Net Cash Used in Operating Activities	$(116,618)	$(183,773)
Net Cash Provided by Investing Activities	—	2,676
Net Cash Provided by Financing Activities	103,000	267,820
Net Increase (Decrease) in Cash	$(13,618)	$86,723

Net cash flow used in operating activities was $116,618 for the nine months ended June 30, 2019 as compared to $183,773 for the nine months ended June 30, 2018, a decrease of $67,155.

●	Net cash flow used in operating activities for the nine months ended June 30, 2019 primarily reflected a net loss of $1,930,335 and the add-back of non-cash items consisting of loss on derivative liabilities of $61,696, stock-based compensation of $41,440, accretion of premium on convertible note of $40,279, amortization of debt discounts of $54,491 and loss on extinguishment of debt of $1,719,913, offset by changes in operating assets and liabilities of $19,290, primarily related to an decrease in account receivable of $24,333 offset by increase in accounts payable of $24,122 and increase in accrued expense of $32,584. During the nine months ended June 30, 2019, cash used in operating activities primarily consisted of payments of professional fees.

●	Net cash flow used in operating activities for the nine months ended June 30, 2018 primarily reflected a net loss of $614,919 and the add-back of non-cash items consisting of loss on derivative liabilities of $107,580, stock-based compensation of $63,000, amortization of debt discounts of $183,208, and a gain on sale of marketable securities of $838, accretion of debt premium of $37,082, bad debt expense of $1,009 offset by changes in operating assets and liabilities of $39,675, primarily related to an increase in accrued expenses of $16,421 and an increase in deferred revenue – related party of $22,401. During the nine months ended June 30, 2018, cash used in operating activities primarily consisted of payments of professional fees.

Net cash flow provided by investing activities was $0 for the nine months ended June 30, 2019 as compared to net cash provided by investing activities of $2,676 for the nine months ended June 30, 2018. During the nine months ended June 30, 2019 and 2018, we received proceeds from the sale of marketable securities of $0 and $2,676, respectively.

Net cash provided by financing activities was $103,000 for the nine months ended June 30, 2019 as compared to $267,820 for the nine months ended June 30, 2018 attributed to net proceeds from issuance of convertible notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2019, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

(1)	the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions,

(2)	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems, and

(3)	a lack of operational controls

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our consolidated financial statements which could lead to a restatement of those financial statements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2019, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	During the three months ended June 30, 2019, the Company issued to a lender, 5,021,866 shares of common stock upon conversion of debt of $5,625, including outstanding principal, interest and conversion fees.

2.	During the three months ended June 30, 2019, the Company issued to a lender, 61,840,504 shares of common stock upon conversion of debt of $79,181, including principal, interest and conversion fees.

3.	During the three months ended June 30, 2019, the Company issued to a lender, 30,221,040 shares of common upon cashless exercise of 32,653,061warrant.

4.	During the three months ended June 30, 2019, the Company issued to a consultant, 10,200,000 shares of common with grant date fair value of $22,440 in connection with services rendered.

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

GH CAPITAL, INC.

Dated: August 14, 2019	By:	/s/ William Bollander
William Bollander
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial Officer)