Form 10-Q
period 2019-10-31
GH Capital Inc.
filed 2019-12-16
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

SEC FILE NUMBER: 000-55798

CUSIP NUMBER: 36252P103

NOTIFICATION OF LATE FILING

(Check One):☐ Form 10-K ☐ Form 20-F ☐ Form 11-K ☒ Form 10-Q ☐ Form N-SAR ☐ Form N-CSR

For Period Ended: October 31, 2019

☐ Transition Report on Form 10-K

☐ Transition Report on Form 20-F

☐ Transition Report on Form 11-K

☐ Transition Report on Form 10-Q

☐ Transition Report on Form N-SAR

For the Transition Period Ended: N/A

Nothing in this Form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

Part I - Registrant Information

GH Capital, Inc.

Full Name of Registrant

Former Name if Applicable

200 South Biscayne Boulevard, Suite 2790

Address of Principal Executive Office (Street & Number)

Miami, FL 33131

City, State and Zip Code

Part II - Rules 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

☒	(a) The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense.

☒	(b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

Part III - Narrative

State below in reasonable detail why Forms 10K, 20F, 11K, 10Q, 10D, NSAR, NCSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Registrant is unable to complete its audit and preparation of its Form 10Q in a timely matter because of unanticipated delays.

Part IV - Other Information

(1)	Name and telephone number of person to contact in regard to this notification:

William Bollander	(305)	714-9397
(Name)	(Area Code)	(Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? ☒ Yes ☐ No

If answer is no, identify report(s).

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earning statements to be included in the subject report or portion thereof? ☐ Yes ☒ No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if applicable, state the reasons why a reasonable estimate of the result cannot be made.

GH Capital, Inc.

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2019	By:	/S/ William Bollander
	Name: Title:	William Bollander Chief Executive Officer

ATTENTION

INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT CONSTITUTE FEDERAL CRIMINAL VIOLATIONS (See 18 U.S.C.1001).