Form 10-Q/A
period 2019-10-31
GH Capital Inc.
filed 2020-08-04
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55798

GH CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Florida	38-3955212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Biscayne Boulevard, Suite 2790
Miami, FL 33131	(305) 714-9397
(Address of Principal Executive Offices and Zip Code)	(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 435,482,400 shares of common stock as of August 4, 2020.

Explanatory Note:  This quarterly report is being filed as an amendment because of a discrepancy in edgar coding that incorrectly labeled the NT Form 10-Q filed on December 17, 2019 as a Form 10-Q. This is an original quarterly filing.

GH CAPITAL INC. AND SUBSIDIARY

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31, 2019	July 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,820	$66,112
Due from related parties	86,826	40,021
Prepaid expenses and other current assets	1,403,461	864,309

Total Current Assets	1,492,107	970,442

Total Assets	$1,492,107	$970,442

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,051	$52,073
Accounts payable - related parties	27,743	56,395
Accrued interest	10,995	—
Accrued expenses	—	120,000
Convertible notes payable, net of discounts and premium	389,838	—
Deferred revenue - related party	23,925	—
Derivative liabilities	78,639	—

Total Current Liabilities	617,191	228,468

Total Liabilities	617,191	228,468

Commitments and Contingencies (see Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
Series A Preferred stock; $0.0001 par value; 1,000,000 shares designated; 1,000,000 and none shares issued and outstanding at October 31, 2019 and July 31, 2019, respectively.	100	—
Series B Preferred stock; $0.0001 par value; 1,344,756 shares designated; 1,300,193 and 929,945 shares issued and outstanding at October 31, 2019 and July 31, 2019, respectively.	130	93
Common stock ; $0.0001 par value; 5,000,000,000 shares authorized;
435,482,400 and none shares issued and outstanding at October 31, 2019 and July 31, 2019, respectively.	43,548	—
Additional paid-in capital	3,743,438	1,868,542
Subscription receivable	—	(8,857)
Accumulated deficit	(2,912,300)	(1,117,804)

Total Stockholders' Equity	874,916	741,974

Total Liabilities and Stockholders' Equity	$1,492,107	$970,442

 See accompanying condensed notes to unaudited consolidated financial statements.

 GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

 (Unaudited)

For the Three Months Ended
October 31, 2019

REVENUES:
License income - related party	$13,287
Royalty income - related party	3,840

Total revenues	17,127

OPERATING EXPENSES:
Compensation	50,682
Consulting fee - related parties	65,305
Professional and consulting fees	1,852,613
Other selling, general and administrative expenses	24,244

Total operating expenses	1,992,844

LOSS FROM OPERATIONS	(1,975,717)

Other Income (Expenses):
Gain (loss) from change in fair value of conversion option liability	359,609
Gain (loss) from foreign currency transactions	(3,036)
Gain on debt extinguishment, net	453
Interest expense	(175,805)

Total Other Income, net	181,221

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,794,496)

Provision for income taxes	—

NET LOSS	$(1,794,496)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	324,156,598

 See accompanying condensed notes to unaudited consolidated financial statements.

 GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

(Unaudited)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Receivable	Deficit	Equity

Balance at July 31, 2019	—	$—	929,945	$93	—	$—	$1,868,542	$(8,857)	$(1,117,804)	$741,974

Recapitalization of the Company	1,000,000	100	—	—	371,357,400	37,135	(648,797)	—	—	(611,562)

Common stock issued pursuant to conversion of convertible debt	—	—	—	—	71,125,000	7,113	131,437	—	—	138,550

Reclassification of put premium to equity upon conversion of debt	—	—	—	—	—	—	21,099	—	—	21,099

Issuance of Series B Preferred stock for cash	—	—	19,884	2	—	—	108,892	—	—	108,894

Issuance of Series B Preferred stock for future services	—	—	350,364	35	—	—	1,903,065	—	—	1,903,100

Cancellation of common stock pursuant to spin off agreement	—	—	—	—	(7,000,000)	(700)	700	—	—	—

Cash received for subscription receivable	—	—	—	—	—	—	—	8,857	—	8,857

Fair value of stock options issued to a consultant for services	—	—	—	—	—	—	358,500	—	—	358,500

Net loss for the period	—	—	—	—	—	—	—	—	(1,794,496)	(1,794,496)

Balance at October 31, 2019	1,000,000	$100	1,300,193	$130	435,482,400	$43,548	$3,743,438	$—	$(2,912,300)	$874,916

 See accompanying condensed notes to unaudited consolidated financial statements.

 GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

 (Unaudited)

For the Three Months Ended
October 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,794,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and professional fees	358,500
Stock-based conversion fees	1,000
Amortization of prepaid stock-based expenses	1,386,448
Accretion of premium on convertible note	147,688
Amortization expense of debt discount	18,413
Gain on debt extinguishment	(453)
Gain from change in fair value of conversion option liability	(359,609)

Changes in operating assets and liabilities:
Prepaid expenses	(15,500)
Accounts payable - related parties	(28,652)
Accounts payable	(7,932)
Accrued interest	10,995
Accrued expenses	(122,288)
Deferred revenue - related party	23,925

Net cash used in operating activities	(381,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	(79,353)
Collection of related party advances	6,448
Proceeds from acquisition of a subsidiary	47,823

Net cash used in investing activities	(25,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt, net of issuance cost	225,000
Proceeds from sale of Series B preferred stock	108,894

Collection of subscription receivable	8,857

Net cash provided by financing activities	324,751

Net decrease in cash	(64,292)

Cash - beginning of period	66,112

Cash - end of period	$1,820

Cash paid for:
Interest	$—
Income taxes	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$1,903,100
Common stock issued for principal amount and accrued interest on convertible debt	$59,615
Reclassification of put premium to equity upon conversion of debt	$21,099
Acquisition of assets in connection with the reverse acquisition	$7,000
Assumption of liabilities in connection with the reverse acquisition	$73,448
Assumption of convertible debt in connection with the reverse acquisition, net of debt discount	$76,301
Assumption of derivative liabilities in connection with the reverse acquisition	$516,636
Cancellation of related party liability upon the reverse acquisition	$26,100

 See accompanying condensed notes to unaudited consolidated financial statements.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

GH Capital Inc. (the “Company or GHHC”), a Florida corporation, was formed on May 5, 2014. The Company is a wellness company specializing in the development and manufacture of health promoting products based on DNA analysis. The Company plans to sell and market nutritional and health promoting products such as energy drinks. On August 21, 2019, the Company changed its fiscal year end from September 30 to July 31 to conform with its subsidiary which was acquired on the same day as discussed below. The Company’s former operations were in the business of providing online payment processing services to consumers, primarily in Europe and provided certain consulting services to assist companies in going public.

On March 31, 2019, the Company’s Board of Directors approved the increase of the Company’s authorized shares for common stock to 5,000,000,000 shares from 490,000,000 shares of authorized shares of common stock. The Company filed Articles of Amendment to its Articles of Incorporation with Florida Secretary of State and requested an effective date of May 1, 2019 for the increase of authorized shares of common stock (see Note 6).

On August 16, 2019, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock which designated 1,000,000 shares of preferred stock as Series B Preferred Stock at par value of $0.0001 (see Note 6). The Company filed Articles of Amendment to its Articles of Incorporation with Florida Secretary of State and requested an effective date of July 20, 2020 for the increase of authorized shares of Series B preferred stock to 1,344,756 from 1,000,000 shares.

On August 21, 2019, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) with the shareholders of Vitana Distributions, Inc. (“Vitana”) whereby 100% of Vitana’s outstanding stock was purchased for certain shares of preferred stock of the Company (see Note 3). Pursuant to the Exchange Agreement, holders of the common stock of Vitana received 1,000,000 shares of the Company’s newly designated Series B Preferred Stock (the “Series B Shares”) in exchange for each share of common stock of Vitana, on a pro rata basis. The Series B Preferred Stock shall convert into a total amount equaling 80% of the total issued and outstanding common shares, post conversion, on a pro rata basis. The Series B Preferred Stock have no voting rights. Vitana was incorporated on February 11, 2019 in the State of Florida as Vitana-X, Inc.  The Company changed its corporate name to Vitana Distributions, Inc. on December 4, 2019.

The closing of the Exchange Agreement was further conditioned upon the resignation of Wolfgang Ruecker, Bane Katic and William Eilers as Directors of the Company and appointment of Matthias Goeth as the Company’s Chief Operating Officer and Director and Dirk Richter as the Company’s Chairman of the Board of Directors. William Bollander shall remain a Director and Chief Executive Officer of the Company.

Furthermore, simultaneously with the closing, the two majority shareholders of Vitana purchased 1,000,000 shares of the Company’s Series A preferred stock from the Company’s majority shareholder. The Series A preferred stock have a voting right equal to 65% of all voting rights of all the Company’s capital stock.

Upon closing of the Exchange Agreement, Vitana became a wholly owned subsidiary the Company and since the majority shareholders of Vitana obtained majority voting control (at least 65%) of the Company as a result of the above transactions and its operations were spun off to the Company’s former majority owner officer, this transaction was accounted for as a reverse recapitalization of Vitana where Vitana is considered the historical registrant and the historical operations presented will be those of Vitana (see Note 3).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements include the financial statements of GH Capital, Inc. and its wholly- owned subsidiary, Vitana Distributions, Inc. (for all periods presented) (see Note 3). All intercompany accounts and transactions have been eliminated in consolidation.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

Management acknowledges its responsibility for the preparation of the accompanying unaudited financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited consolidated financial statements of the Company includes have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended July 31, 2019 of the Company which were included in the Company’s current report Form 8-K/A as filed with the Securities and Exchange Commission on June 4, 2020.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the three months ended October 31, 2019, the Company had a net loss of $1,794,496, net cash used in operations of $381,961, accumulated deficit of $2,912,300 and a stockholders’ equity of $874,916. The Company had working capital of $874,916 at October 31, 2019. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The Company is in the process of building its customer base and expects to generate increased revenues. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Included in these estimates are assumptions used in determining the fair value of derivative liabilities, valuation allowance for deferred tax assets and the valuation of stock issued for services or upon conversion of debt.

 Risks and Uncertainties for Development Stage Company

The Company is considered to be in an early stage since we only recently commenced planned principal operations and has not sold any of its products. The Company’s activities since inception include devoting substantially all of the its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment to the completion of its development activities to launch its marketing plan and generate revenues and to raising capital. The Company’s activities during this early stage are subject to significant risks and uncertainties.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of October 31, 2019 and July 31, 2019. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2019 and July 31, 2019, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Fair value of financial instruments and fair value measurements

The Company adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The estimated fair value of certain financial instruments, including prepaid expense and other current assets, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The Company Accounts for the Following Instruments at Fair Value:

	October 31, 2019			July 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$78,639	—	—	—

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis:

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at October 31, 2019 and July 31, 2019. The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities (see Note 6) and revalues its derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. The fair value of derivative financial instruments, measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of October 31, 2019 was $78,639.

A Roll Forward of the Level 3 Derivative Liabilities:

Balance at July 31, 2019	$—
Assumptions of derivative liabilities in connection with the reverse recapitalization (see Note 3)	516,636
Reduction of liability included in gain on debt extinguishment	(78,388)
Gain from change in fair value of conversion option liabilities	(359,609)
Balance at October 31, 2019	$78,639

Concentrations

Concentrations of Revenue:

During three months ended October 31, 2019, the Company had revenue from operations of $17,127 which consisted 100% of the total revenue from a related party customer. A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. All of the Company’s revenues are from a related party customer that are located outside of the United States of America. The related party is an affiliated company (“VitanaEU”) which is majority owned by two directors of the Company.

Prepaid Expenses

Prepaid expenses of $1,403,461 and $864,309 at October 31, 2019 and June 30, 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”), which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 on February 11, 2019, the date of inception. For the license and royalty income, revenue is recognized when the Company satisfies the performance obligation based on the related license agreement with VitanaEU who does business in Switzerland, Austria and Germany (see Note 7).

Payments received from customers that are related to future periods are recorded as deferred revenue until the service is provided. The Company had recorded $23,925 and $0 of deferred revenue from VitanaEU a related party as of October 31, 2019 and July 31, 2019, respectively.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold is measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718-10, "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards, and employee stock purchases based on estimated fair values.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management adopted this standard at inception on February 11, 2019.

Determining Fair Value Under ASC 718-10

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company's determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

For employee stock options using the simplified method for employees and directors and the contractual term for non-employees. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

Loss per Common Share and Common Share Equivalent

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.

The following potentially dilutive equity securities outstanding as of October 31, 2019 and July 31, 2019 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	October 31, 2019	July 31, 2019
Common shares issuable under:
Convertible notes	318,785,514	—
Warrants	102,040,816	—
Total	420,826,330	—

Leases

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

At inception, on February 11, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

As of October 31, 2019, the Company and its subsidiary did not have any operating leases.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect ASU 2018-13 to have a material impact on its accounting and disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – ACQUISITION OF VITANA AND SPIN OFF OF PRIOR BUSINESS OF GH CAPITAL, INC.

Vitana was incorporated on February 11, 2019 in the State of Florida as Vitana-X, Inc.  The Company changed its corporate name to Vitana Distributions, Inc. on December 4, 2019. The Company is a wellness company specializing in the development and manufacture of health promoting products based on DNA analysis.

On August 21, 2019, GH Capital Inc. entered into a Share Exchange Agreement with the shareholders of Vitana Distributions, Inc. whereby 100% of Vitana’s outstanding stock was purchased for certain shares of preferred stock of GH Capital Inc. (see Note 1). Pursuant to the Exchange Agreement, holders of the common stock of Vitana received 1,000,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for each share of common stock of Vitana, on a pro rata basis. The Series B Preferred Stock shall convert into a total amount equaling 80% of the total issued and outstanding common shares, post conversion, on a pro rata basis. The Series B Preferred Stock have no voting rights (see Note 6).

The closing of the Exchange Agreement was further conditioned upon the resignation of Wolfgang Ruecker, Bane Katic and William Eilers as Directors of the Company and appointment of Matthias Goeth as the Company’s Chief Operating Officer and Director and Dirk Richter as the Company’s Chairman of the Board of Directors. William Bollander shall remain a Director and Chief Executive Officer of the Company.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

Furthermore, simultaneously with the closing, the two majority shareholders of Vitana purchased 1,000,000 shares of the Company’s Series A preferred stock from the Company’s majority shareholder. The Series A preferred stock have a voting right equal to 65% of all voting rights of all the Company’s capital stock (see Note 6).

Upon closing of the Exchange Agreement, Vitana became a wholly owned subsidiary the Company and since the majority shareholders of Vitana obtained majority voting control (at least 65%) of the Company as a result of the above transactions and its operations were spun off to the Company’s former majority owner officer, this transaction was accounted for as a reverse recapitalization of Vitana where Vitana is considered the historical registrant and the historical operations presented will be those of Vitana.

The following assets and liabilities were assumed in the transaction:

Cash	$47,823
Prepaid expense	7,000
Accounts payable and accrued expenses	(47,348)
Convertible debt	(76,301)
Due to related party	(26,100)
Derivative liabilities	(516,636)
Net liabilities assumed	$(611,562)

On August 30, 2019, the Company entered into a Spin-Off Agreement (“Spin-Off”) with a former majority shareholder, pursuant which the Company sold the brand and trademark rights of “GH Capital” and “GH Cap” (collectively, the “Brand”) and certain revenue contracts and certain related liabilities, in exchange for the return of 7,000,000 shares of the Company’s common stock. The Spin-Off is effective upon a successful name change of the Company to be filed with the Florida Secretary of State. The Company cancelled the 7,000,000 shares of common stock received from the sale of the Company’s Brand (see Note 6).

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2019, the Company paid $2,400 to a consultant acting as the Chief Operating Officer (“COO”) of the Company. On August 15, 2019, the Company entered into a Management Consulting Agreement with a consultant acting as the COO of the Company to provide corporate development services for the period from August 15, 2019 to December 15, 2019 in exchange for 29,456 shares of the Company’s Series B preferred stock. The Company valued the shares of preferred stock at the fair value of approximately $5.43 per preferred share or $160,000 based on the sales of preferred stock in recent private placements on the dates of grants.

At inception, the Company entered into a consulting agreement with a director of the Company for business and strategic consulting services. The term of the agreement commenced on the effective date of the consulting agreement and continued upon completion of the agreed upon services as defined in the consulting agreement. The Company may terminate this agreement upon 90 days written notice to the consultant. In connection with this consulting agreement, during the three months ended October 31, 2019, the Company paid total consulting fees of $32,500 to a director of the Company for consulting services rendered.

At inception, the Company entered into a consulting agreement with an affiliated company which is owned by a director of the Company for business, management, and strategic consulting services. The term of the agreement commenced on the effective date of the consulting agreement and continued upon completion of the agreed upon services as defined in the consulting agreement. The Company may terminate this agreement upon 90 days written notice to the consultant. In connection with this consulting agreement, during the three months ended October 31, 2019, the Company paid total consulting fees of $30,405 to the affiliated company for consulting services rendered.

On July 1, 2019, the Company entered into a License Agreement with an affiliated company, VitanaEU, which is majority owned by two directors of the Company (see Note 7). During the three months ended October 31, 2019, the Company recognized total revenues of $17,127 in connection with this license agreement and represents 100% of the Company’s revenues. On May 19, 2020, the Company received a notice of cancellation of the License Agreement from the affiliated company effective July 30, 2020. Additionally, during the three months ended October 31, 2019, the Company provided advances of $79,353 to VitanaEU of which $6,448 was paid back. At October 31, 2019 and July 31, 2019, the Company had a receivable from the related party of $86,826 and $13,921, respectively, which was included in due from related parties as reflected on the unaudited consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

Prior to the closing of the Exchange Agreement, Vitana provided advances to the GH Capital, Inc. (see Note 3) for working capital purposes. At October 31, 2019 and July 31, 2019, the Company had a receivable from the related party of $0 and $26,100, respectively. These advances were short-term in nature and non-interest bearing. On August 21, 2019 this receivable was considered paid upon the consummation of the Exchange Agreement with the Company (see Note 3).

As of October 31, 2019, accounts payable due to two directors of the Company and an affiliated company totaled to $27,743 ($8,000, $4,443, and $15,300, respectively). As of July 31, 2019, accounts payable due to the CEO, two directors of the Company and an affiliated company totaled to $56,395 ($8,000, $18,400, $9,100 and $20,895, respectively).

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On August 21, 2019 pursuant to the closing of the Share Exchange Agreement with the shareholders of Vitana and the recapitalization, Vitana assumed certain convertible notes (see Note 3). Additional convertible notes were also made after August 21, 2019.

At October 31, 2019 and July 31, 2019, the components of the convertible promissory notes, net consisted of the following:

	October 31, 2019	July 31, 2019
Principal of convertible notes	$257,535	$—
Debt premium liability	147,688	—
Unamortized debt discount	(15,385)	—
Convertible notes payable, net – current	$389,838	$—

February 2018 Financing

On February 20, 2018, under a Securities Purchase Agreement (the “SPA”), assumed on August 21, 2019, GH Capital Inc. issued a 10% Convertible Promissory Note (“February 2018 Notes”) for principal amount of up to $180,000 to be funded in several tranches. The February 2018 Notes bears an interest rate of 10% per annum (which interest rate shall be increased to 15% per annum upon the occurrence of an Event of Default (as defined in the February 2018 Notes)). The February 2018 Notes shall mature twelve months from the effective date of each tranche. GH Capital, Inc. received the; (i) first tranche on February 20, 2018 and received net proceeds of $52,000, net of $8,000 OID and legal fees; (ii) the second tranche on June 11, 2018 and received net proceeds of $16,500, net of $3,500 OID and legal fees; and (iii) the third tranche on March 13, 2019 and received net proceeds of $43,000, net of $7,000 OID and legal fees. GH Capital, Inc. received an aggregate net proceeds of $111,500, net of $18,500 OID and legal fees which total to a principal amount of $130,000. The lender shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into GH Capital’s common stock at a conversion price equal to 65% of the lowest trading price of GH Capitals’s common stock during the 25 prior trading days to the conversion date subject to increases in the discount rate based on certain future events. If at any time while the February 2018 Notes are outstanding, the conversion price is equal to or lower than $0.15, then an additional 15% discount shall be added into the conversion price resulting in a discount rate of 50%. The embedded conversion option was bifurcated and treated as a derivative liability. The February 2018 Notes are subject to full ratchet anti-dilution in the event that GH Capital, Inc. issues any securities at a per share price lower than the conversion price then in effect. During the first 90 days following the date of the February 2018 Notes, GH Capital, Inc. had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that GH Capital, Inc. may owe the lender under the terms of the February 2018 Notes, at a premium ranging from 135% to 145% as defined in the February 2018 Notes. After this initial 90-day period, GH Capital, Inc. did not have a right to prepay the February 2018 Notes. The February 2018 Notes contains representations, warranties, events of default, beneficial ownership limitations, piggyback registration rights and other provisions that are customary of similar instruments. As of August 21, 2019, the February 2018 Notes had $50,000, $2,287 and $516,636 of outstanding principal, accrued interest and a related embedded conversion option liability, respectively, which were assumed upon closing of the Exchange Agreement (see Note 3).

On June 13, 2018, in connection with the funding of the second tranche of the February 2018 Notes, the Company issued to the lender of 50,000 warrants (February 2018 Warrant I). The warrants had a term of five years from the date of grant with an exercise price of $0.40. The Company accounted for the 50,000 warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $6,206 using a simple binomial lattice model (see Note 6). The February 2018 Warrant I had full ratchet anti-dilution provision therefore causing the Company to adjust the outstanding warrants to 40,816,326, an increase of 40,766,326 warrants. As of July 31, 2019, the Company issued 30,221,040 shares of its common stock in connection with the cashless exercise of 32,653,061 of these warrants. On August 2, 2019, the Company issued 6,783,955 shares of its common stock in connection with the cashless exercise of the 8,163,265 outstanding warrants. The Company recorded the common stock at par value and a corresponding offset against equity. As of August 21, 2019, and October 31, 2019, there were no outstanding warrants under February 2018 Warrant I.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

On March 13, 2019, in connection with the funding of the third tranche of the February 2018 Notes, the Company issued to the lender of 125,000 warrants (February 2018 Warrant II), the Company accounted for the 125,000 warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $2,265 using a simple binomial lattice model (see Note 6). The February 2018 Warrant II had full ratchet anti-dilution provision therefore causing the Company to adjust the outstanding warrants to 102,040,816, an increase of 101,915,816 warrants. As of August 21, 2019, and October 31, 2019, there were 102,040,816 warrants outstanding under February 2018 Warrant II.

During the three months ended October 31, 2019, the lender converted $23,465 of outstanding principal and $1,000 of conversion fee, for a total amount of $24,465 into 41,000,000 shares of the Company’s common stock (see Note 6).

As of October 31, 2019, the February 2018 Notes had $26,535 and $3,717 of outstanding principal and accrued interest, respectively.

February 2019 Financing:

On February 14, 2019, GH Capital, Inc. entered into a securities purchase agreement (the “SPA”) for the sale of the Company’s convertible note which was assumed on August 21, 2019 pursuant to the recapitalization. Pursuant to the SPA, GH Capital, Inc. issued an unsecured convertible Note (“February 2019 Note”) for a principal amount of $63,000. GH Capital, Inc. received net proceeds of $60,000, net of $3,000 OID and legal fees. The February 2019 Note bears an interest rate of 10% per annum (which interest rate shall be increased to 22% per annum upon the occurrence of an Event of Default (as defined in the February 2019 Note)), shall mature on February 14, 2020. The lender has the right to convert beginning 180th day following the issuance date, the outstanding principal amount and accrued but unpaid interest into GH Capital’s common stock at a conversion price equal to 61% of the average of the lowest two trading prices of the Company’s common stock during the fifteen trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the February 2019 Note, GH Capital Inc. has the right to prepay the principal and accrued but unpaid interest due under the February 2019 Note, together with any other amounts that GH Capital, Inc. may owe the lender under the terms of the February 2019 Note, at a premium ranging from 115% to 140% as defined in the February 2019 Note. After this initial 180-day period, GH Capital, Inc. does not have a right to prepay the February 2019 Note. As of August 21, 2019, the February 2019 Note had $33,000 of outstanding principal, $3,150 of accrued interest and $21,099 of debt premium which were assumed upon closing of the Exchange Agreement (see Note 3).

During the three months ended October 31, 2019, the lender converted the remaining $33,000 of outstanding principal and $3,150 of accrued interest, for a total amount of $36,150 into 30,125,000 shares of the Company’s common stock (see Note 6). In connection with the conversion, as the note considered stock settled debt under ASC 480, the remaining put premium balance of $21,098 was reclassed to equity.

As of October 31, 2019, the February 2019 Note had no outstanding balance.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

August 2019 Financing:

On August 29, 2019, the Company closed a securities purchase agreement (the “SPA”) for the sale of the Company’s convertible note. Pursuant to the SPA, the Company issued an unsecured convertible Note (“August 2019 Note”) for a principal amount of $128,000. The Company received net proceeds of $125,000, net of $3,000 OID and legal fees. The August 2019 Note bears an interest rate of 10% per annum (which interest rate shall be increased to 22% per annum upon the occurrence of an Event of Default (as defined in the August 2019 Note)), shall mature on August 29, 2020. The lender has the right to convert beginning 180th day following the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 61% of the average of the lowest two trading prices of the Company’s common stock during the fifteen trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the August 2019 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the August 2019 Note, together with any other amounts that the Company may owe the lender under the terms of the August 2019 Note, at a premium ranging from 115% to 140% as defined in the August 2019 Note. After this initial 180-day period, the Company does not have a right to prepay the August 2019 Note. In connection with the issuance of the August 2019 Note, the Company recorded a premium of $81,836 as the note is considered stock settled debt under ASC 480, which was fully accreted at the inception of the August 2019 Note. As of October 31, 2019, the August 2019 Note had $128,000 and $4,033 of outstanding principal and accrued interest.

October 2019 Financing:

On October 8, 2019, the Company closed a securities purchase agreement (the “SPA”) for the sale of the Company’s convertible note. Pursuant to the SPA, the Company issued an unsecured convertible Note (“October 2019 Note”) for a principal amount of $103,000. The Company received net proceeds of $100,000, net of $3,000 OID and legal fees. The October 2019 Note bears an interest rate of 10% per annum (which interest rate shall be increased to 22% per annum upon the occurrence of an Event of Default (as defined in the October 2019 Note)), shall mature on October 8, 2020. The lender has the right to convert beginning 180th day following the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 61% of the average of the lowest two trading prices of the Company’s common stock during the fifteen trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the October 2019 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the October 2019 Note, together with any other amounts that the Company may owe the lender under the terms of the October 2019 Note, at a premium ranging from 115% to 140% as defined in the October 2019 Note. After this initial 180-day period, the Company does not have a right to prepay the October 2019 Note. In connection with the issuance of the October 2019 Note, the Company recorded a premium of $65,852 as the note is considered stock settled debt under ASC 480, which was fully accreted at the inception of the October 2019 Note. As of October 31, 2019, the October 2019 Note had $103,000 and $3,245 of outstanding principal and accrued interest.

Derivative Liabilities Pursuant to Securities Purchase Agreements

In connection with the issuance of the February 2018 Notes, the Company determined that the terms of these Notes contain terms that included a provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception and included various other terms that caused derivative treatment. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments was accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period, on the date that debt was converted into common shares, the Company revalued the embedded conversion option derivative liabilities.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

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

In connection with the Exchange Agreement, the Company assumed the February 2018 Note and February 2019 Note on August 21, 2019, the fair values of the embedded conversion option of $516,638 was recorded as derivative liabilities. During the three months ended October 31, 2019, the embedded conversion option was marked to fair value of $78,639 and a gain from change in fair value of conversion option liability of $359,609 was recorded.

Upon conversions during the three months ended October 31, 2019, the derivative liability was marked to fair value at the conversion, and then a related fair value amount of $78,388 relating to the portion of debt converted was reclassified to other income or expense as part of loss on debt extinguishment.

Additionally, the Company recorded loss on debt extinguishment of $77,935, during the three months ended October 31, 2019, in connection with the conversions of February 2019 Note (see Note 6) resulting in a net gain on extinguishment of debt of $453 for the three months ended October 31, 2019 as reflected in the accompanying unaudited consolidated statements of operations.

For the three months ended October 31, 2019, the total amortization expense of debt discounts related to all convertible promissory notes were $18,413 which was charged to interest expense on the unaudited consolidated statements of operations.

During the three months ended October 31, 2019, the fair value of the derivative liabilities was estimated using the Binomial option pricing method with the following assumptions:

Dividend rate	0%
Term (in years)	0.38	years
Volatility	247.02%
Risk-free interest rate	1.57%

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Authorized

The Company had 500,000,000 shares authorized of which 490,000,000 were common stock, par value $0.0001 and 10,000,000 were preferred stock, par value of $0.0001.

On August 21, 2019, as a result of the closing of the Share Exchange Agreement with Vitana (see Note 3), the equity of the consolidated entity is the historical equity of Vitana subsidiary retroactively restated to reflect the number of shares issued by the Company in the reverse recapitalization.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

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

Series A Preferred Stock

On March 8, 2019, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock which designated 1,000,000 shares of preferred stock as Series A Preferred Stock at par value of $0.0001 (see Note 1).

The Series A Preferred Stock Certificate of Designation includes:

•	a par value of $0.0001 per share and 1,000,000 designated shares of Series A preferred and is not convertible,

•	the Series A preferred stock shall have voting rights equal to exactly 65% of all voting rights available at the time of any vote, including Series A preferred stock,

•	the Series A preferred stock shall rank senior to the Company's common stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series A preferred stock and shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding,

•	Series A preferred holders shall be entitled to receive out of the assets of the Company whether such assets are capital or surplus, for each share of Series A preferred stock, an amount equal to the holder's pro rata share of the assets and funds of the Company to be distributed, less any amount distributed to the holders of the Series A preferred stock, assuming their conversion of Series A preferred stock to common stock and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be distributed among the holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full,

•	No dividends shall be declared or paid on the Series A preferred stock.

Issuance of Series A preferred stock

•	In connection with the Exchange Agreement (see Note 3), the Company is deemed to have issued 1,000,000 shares of Series A preferred stock which represents the outstanding shares of Series A preferred stock of GH Capital, Inc. prior to the closing of the merger.

As of October 31, 2019, the Company had 1,000,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

On August 16, 2019, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B preferred stock which designated 1,000,000 shares of preferred stock as Series B preferred stock at par value of $0.0001 (see Note 1). On July 20, 2020, the Company’s Board of Directors approved the increase of the Company’s authorized shares for Series B preferred stock to 1,344,756 shares from 1,000,000 shares of authorized shares of Series B preferred stock.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

Shares of Series B Preferred stock granted during the period from February 11, 2019 and July 20, 2020 were considered issuable, and not issued until the authorized shares were increased on July 20, 2020.

The Series B Preferred Stock Certificate of Designation, as amended, includes:

•	a par value of $0.0001 per share and 1,000,000 designated shares of Series B with no voting rights,

•	the Series B preferred stock shall rank senior to the Company's common stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series B preferred stock and shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding,

•	Series B preferred holders shall be entitled to receive out of the assets of the Company whether such assets are capital or surplus, for each share of Series B preferred stock, an amount equal to the holder's pro rata share of the assets and funds of the Company to be distributed, less any amount distributed to the holders of the Series B preferred stock, assuming their conversion of Series B preferred stock to common stock and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be distributed among the holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full,

•	No dividends shall be declared or paid on the Series B preferred stock,

•	The Series B preferred stock shall be automatically converted upon the date where in a reverse stock split is deemed effective by the Financial Industry Regulatory Authority (“FINRA”). Each shares of Series B preferred stock shall automatically convert in a number of shares of common stock equal to its pro-rata portion of 80% of the total issued and outstanding common shares, post conversion, to be issued to each holder on a pro-rata portion of the total issued and outstanding Series B preferred stock.

Issuance of Series B preferred stock

•	During the three months ended October 31, 2019, the Company issued an aggregate of 19,884 shares of the Company’s Series B preferred stock to various investors for cash, with the Company receiving total proceeds of $108,894 or $5.48 per share.

•	During the three months ended October 31, 2019, the Company issued an aggregate of 350,364 shares of the Company’s Series B preferred stock to various consultants for consulting, business advisory, and corporate development services to be rendered. The Company valued the shares of preferred stock at the fair value of approximately $5.43 per share or $1,903,100 based on the sales of preferred stock on recent private placements on the dates of grants and such value is being recognized over the terms of the service period.

As of October 31, 2019 and July 31, 2019, the Company had 1,300,193 and 929,945 shares of Series B preferred stock issued and outstanding, respectively.

Common Stock

Common stock issued for debt conversion

•	During the three months ended October 31, 2019, the lender of the February 2018 note, converted an aggregate principal of $23,465 and conversion fee of $1,000 into 41,000,000 shares of the Company’s common stock. These shares of common stock had an aggregate fair value of $102,400 and the Company recorded $77,935 of loss on debt extinguishment related to these note conversions (see Note 5).

•	During the three months ended October 31, 2019, the lender of the February 2019 note, converted an aggregate outstanding principal of $33,000 and accrued interest of $3,150 into 30,125,000 shares of the Company’s common stock. The converted note is considered as stock settled debt under ASC 480 and upon conversion $21,099 of the recorded put premium was reclassified to equity (see Note 5).

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

Subscription receivable

•	During the three months ended October 31, 2019, the Company collected total subscription receivable of $8,857 which was recorded as of July 31, 2019.

Cancellation of common stock

•	On August 30, 2019, the Company canceled 7,000,000 shares of the Company’s common stock received from the sale of the Company’s Brand pursuant to the Spin-Off Agreement (see Note 7).

Common stock issued pursuant to recapitalization

•	In connection with the Exchange Agreement (see Note 3), GH Capital, Inc. is deemed to have issued 371,357,400 shares of common stock which represents the outstanding common shares of the Company prior to the closing of the acquisition (see Note 3).

Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of its stock options which requires the Company to make several key judgments including:

•	the value of the Company’s common stock;
•	the expected life of issued stock options;
•	the expected volatility of the Company’s stock price;
•	the expected dividend yields to be realized over the life of the stock option; and
•	the risk-free interest rate over the expected life of the stock options.

The Company’s computation of the expected life of issued stock options was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

Series B preferred stock option grant

•	On October 10, 2019, the Company granted 73,641 options to purchase shares of the Company’s Series B preferred stock, at an exercise price of $5.43 per share, to a consultant for investor relations services. These options have a term of 1.23 years from the date of grant, vested immediately and had a grant fair value of $358,500. The Company recognized stock-based consulting fees of $358,500 during the three months ended October 31, 2019.

As of October 31, 2019, the Company had 73,641 options issued and outstanding. There was $0 intrinsic value in connection with the exercisable stock options as of October 31, 2019.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

Stock Warrants

A summary of the Company’s outstanding stock warrants as of October 31, 2019 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at July 31, 2019	—	$—	—
Assumed in connection with the recapitalization on August 21, 2019	102,040,816	0.003	3.81
Granted	—	—	—
Cancelled/Forfeited	—	—	—
Exercised	—	—	—
Balance at October 31, 2019	102,040,816	$0.003	3.61
Warrants exercisable at October 31, 2019	102,040,816	$0.003	3.61

Weighted average fair value of warrants granted during the period		$—

There was $0 intrinsic value in connection with the exercisable stock warrants as of October 31, 2019.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On July 1, 2019, the Company entered into a License Agreement (the “License Agreement”) with an affiliated company (“VitanaEU”) which is majority owned by two directors of the Company (see Note 4). The term of the License Agreement is for one year unless terminated by the non-breaching party upon submitting a written notice within 90 days of such breach. The Company grants VitanaEU an exclusive license to develop, use, and sell the Company’s products. In consideration for the grant of license, VitanaEU agrees to pay the Company a royalty of 5% based on VitanaEU’s net sales and a monthly fee of 3,000 Euros due on the first day of each month beginning July 1, 2019 and until such time this License Agreement is terminated. On May 19, 2020, the Company received a notice of cancellation of the License Agreement from the affiliated company effective July 30, 2020.

On August 30, 2019, the Company entered into a Spin-Off Agreement (“Spin-Off”) with a majority shareholder, pursuant which the Company sold the brand and trademark rights of “GH Capital” and “GH Cap” (collectively, the “Brand”) in exchange for the return of 7,000,000 shares of the Company’s common stock. The Spin-Off is effective upon a successful name change of the Company to be filed with the Florida Secretary of State. The Company canceled the 7,000,000 shares of common stock received from the sale of the Company’s Brand (see Note 6).

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

Issuance of Series B preferred stock

•	Between November 1, 2019 and November 17, 2019, the Company issued an aggregate of 21,029 shares of the Company’s Series B preferred stock to various investors for cash, with the Company receiving total proceeds of $114,225 or $5.43 per share.

•	During the three months ended January 31, 2020, the Company issued an aggregate of 23,533 shares of the Company’s Series B preferred stock to various consultants for services to be rendered. The Company valued the shares of preferred stock at the fair value of approximately $5.43 per share or $127,827 based on the sales of preferred stock on recent private placements on the dates of grants and such value is being recognized over the terms of the service period.

Issuance of Convertible Notes

Between December 12, 2019 and March 26, 2020, the Company closed securities purchase agreements (the “SPA”) for the sale of the Company’s convertible notes. Pursuant to the SPA, the Company issued unsecured convertible notes for an aggregate principal amount of $116,821 to various lenders residing outside the United States of America. The Company received gross proceeds of $116,821. The convertible notes bear no interest and are due nine months after the date of issuance. The Company may prepay all of any portion of these convertible notes at any time without penalty.

Upon maturity, these convertible notes shall be automatically converted upon the date where in a reverse stock split has been initiated into shares of the Company’s common stock at a conversion price of $0.10 per shares, subject to adjustment, upon the occurrence of certain events such as reorganization, mergers or sale of assets. The conversion price shall remain the same in case of a reverse stock-split.

Advances to Related Party

From November 2019 to April 2020, the Company provided advances of $237,502 to VitanaEU of which $195,319 was paid back during the same period.

Increase in Series B Preferred Stock Authorized Shares

On July 20, 2020, the Company’s Board of Directors approved the increase of the Company’s authorized shares for Series B preferred stock to 1,344,756 shares from 1,000,000 shares of authorized shares of Series B preferred stock.

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

Business Overview

We were incorporated on May 5, 2014 in the State of Florida and commenced operations in October 2014. We are a wellness company specializing in the development and manufacture of health promoting products based on DNA analysis. On August 21, 2019, we changed our fiscal year end from September 30 to July 31 to conform with our subsidiary which was acquired on the same day as discussed below. Our former operations were in the business of providing online payment processing services to consumers, primarily in Europe and provided certain consulting services to assist companies in going public.

On August 21, 2019, we entered into a Share Exchange Agreement with and Vitana Distributions, Inc. (“Vitana”) whereby 100% of Vitana’s outstanding stock was purchased for certain shares of preferred stock of Company (the “Exchange Agreement”). Pursuant to the Agreement, holders of the common stock of Vitana received 1,000,000 shares of our newly designated Series B Preferred Stock (the “Series B Shares”) in exchange for each share of common stock of Vitana, on a pro rata basis. The Series B Preferred Stock shall convert into a total amount equaling 80% of the total issued and outstanding common shares, post conversion, on a pro rata basis. The Series B Preferred Share have no voting rights.

The closing of the Exchange Agreement was further conditioned upon the resignation of Wolfgang Ruecker, Bane Katic and William Eilers as Directors of the Company and appointment of Matthias Goeth as the Company’s Chief Operating Officer and Director and Dirk Richter as the Company’s Chairman of the Board of Directors. William Bollander shall remain a Director and Chief Executive Officer of the Company.

Furthermore, simultaneously with the closing, the two majority shareholders of Vitana purchased 1,000,000 shares of our Series A preferred stock from the Company’s majority shareholder. The Series A preferred stock have a voting right equal to 65% of all voting rights of all of our capital stock.

Upon closing of the Exchange Agreement, Vitana became our wholly owned subsidiary and since the majority shareholders of Vitana obtained majority voting control (at least 65%) as a result of the above transactions and its operations were spun off to our former majority owner officer, this transaction was accounted for as a reverse recapitalization of Vitana where Vitana is considered the historical registrant and the historical operations presented will be those of Vitana. Vitana was incorporated on February 11, 2019 in the State of Florida as Vitana-X, Inc.  The Company changed its corporate name to Vitana Distributions, Inc. on December 4, 2019.

During the three months ended October 31, 2019 we generated $17,127 of revenues mainly from licensing and royalty fees from a related party.

Plan of Operations

The Company’s strategy is to focus on development and manufacture of health promoting products based on DNA analysis.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our unaudited consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Included in these estimates are assumptions used in determining the fair value of derivative liabilities, valuation allowance for deferred tax assets and the valuation of stock issued for services or upon conversion of debt.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”), which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 at inception date. For the license and royalty income, revenue is recognized when the Company satisfies the performance obligation based on the related license agreement.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718-10, "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards, and employee stock purchases based on estimated fair values.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management implemented this standard at inception on February 11, 2019.

Determining Fair Value Under ASC 718-10

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company's determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

For employee stock options using the simplified method for employees and directors and the contractual term for non-employees. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

Results of Operations

Vitana was incorporated on February 11, 2019, accordingly, we do not have comparable transactions from the prior periods.

Revenue:

For the three months ended October 31, 2019, revenue consisted of the following:

Three Months Ended October 31, 2019
License income - related party	$13,287
Royalty income - related party	3,840
Total revenues	17,127

For the three months ended October 31, 2019, we generated revenue of $17,127 mainly due to an agreement related to licensing and royalty with a related party.

Operating Expenses:

For the three months ended October 31, 2019, we incurred $1,992,844 in operating expenses which consisted of the following:

Three Months Ended October 31, 2019
Compensation	$50,682
Consulting fee – related parties	65,305
Professional and consulting fees	1,852,613
Other selling, general and administrative expenses	24,244
Total	$1,992,844

Compensation expense:

For the three months ended October 31, 2019, we incurred compensation expense of $50,682, primarily due to compensation to a former Director.

Consulting fee – related parties:

For the three months ended October 31, 2019, we incurred consulting fees from related parties of $65,305, primarily due to consulting fees to a director and an affiliated entity.

Professional and consulting fees:

For the three months ended October 31, 2019, we incurred professional and consulting fees of $1,852,613, primarily due to stock-based compensation of approximately $1,745,000, other consulting fees of approximately $12,000, legal fees of approximately $41,000, marketing services of approximately $40,000 and accounting fee of approximately $15,000.

Other selling, general and administrative expenses:

For the three months ended October 31, 2019, we incurred general and administrative expenses of $24,244, primarily due to general office expenses.

Operating Loss:

For the three months ended October 31, 2019, we incurred a loss from operations of $1,975,717, resulting from the discussion above.

Other Income (Expenses):

For the three months ended October 31, 2019, we incurred total other income of $181,221, primarily related to the gain from change in fair value of conversion option liability of $359,609, gain on debt extinguishment of $453 offset by decrease in loss from foreign currency transaction of $(3,036) and interest expense of $(175,805).

Net Loss:

For the three months ended October 31, 2019, we incurred a net loss of $1,794,496 or $0.01 per common share, resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital of $874,916 and cash of $1,820 at October 31, 2019 and working capital of $741,974 and cash of $66,112 at July 31, 2019.

The increase in working capital was primarily attributable to increase prepaid expenses of $539,152 offset by increase in convertible notes payable and derivative liabilities obtained in recapitalization of $389,838 and $78,639, respectively.

Cash flows for the three months ended October 31, 2019:

Three Months Ended October 31, 2019
Net Cash Used in Operating Activities	$(381,961)
Net Cash Used in Investing Activities	(25,082)
Net Cash Provided by Financing Activities	342,751
Net Decrease in Cash	$(64,292)

Net Cash Used in Operating Activities:

During the three months ended October 31, 2019, net cash flow used in operating activities was $381,961, primarily reflected a net loss of $1,794,496 and the add-back of non-cash items consisting of stock-based compensation of $1,744,948, stock-based conversion fees of $1,000, accretion of premium on convertible note of $147,688, amortization of debt discounts of $18,413 and offset by gain from change in fair value of conversion option liability of $359,609, gain on extinguishment of debt of $453, changes in operating assets and liabilities of $(139,452), primarily related to an increase in prepaid expense of $15,500, increase in accrued interest of $10,995, and increase in deferred revenue of $23,925 offset by decrease in total accounts payable of $36,584 and decrease in accrued expense of $122,288.

Net Cash Used in Investing Activities:

During the three months ended October 31, 2019, net cash flow used in investing activities was $25,082, attributed to proceeds from the acquisition of a subsidiary on August 21, 2019, collection of related party advances of $6,448 offset by advances to related party of $79,353.

Net Cash Provided by Financing Activities:

During the three months ended October 31, 2019, net cash provided by financing activities was $342,751, attributed to net proceeds from issuance of convertible notes of $225,000, proceeds from sale of Series B preferred stock for $108,894, and collection of subscription receivable of $8,857.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of October 31, 2019, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of October 31, 2019, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2019, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	During the three months ended October 31, 2019, a lender converted an aggregate principal of $23,465 and conversion fee of $1,000 into 41,000,000 shares of the Company’s common stock. These shares of common stock had an aggregate fair value of $102,400 and the Company recorded $77,935 of loss on debt extinguishment related to these note conversions.
2.	During the three months ended October 31, 2019, the lender converted an aggregate outstanding principal of $33,000 and accrued interest of $3,150 into 30,125,000 shares of the Company’s common stock.

3.	On August 29, 2019, the Company closed a securities purchase agreement (the “SPA”) for the sale of the Company’s convertible note. Pursuant to the SPA, the Company issued an unsecured convertible note for a principal amount of $128,000. The Company received net proceeds of $125,000, net of $3,000 OID and legal fees.
4.	On October 8, 2019, the Company closed a securities purchase agreement (the “SPA”) for the sale of the Company’s convertible note. Pursuant to the SPA, the Company issued an unsecured convertible note for a principal amount of $103,000. The Company received net proceeds of $100,000, net of $3,000 OID and legal fees.

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

GH CAPITAL, INC.

Dated: August 4, 2020	By:	/s/ William Bollander
William Bollander
Chief Executive Officer (principal executive officer )

	By:	/s/ Dirk Richter
Dirk Richter
Chief Financial Officer ( principal financial Officer)