Form 10-Q
period 2020-01-31
GH Capital Inc.
filed 2020-08-04
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

GH CAPITAL INC. AND SUBSIDIARY

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31, 2020	July 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$985	$66,112
Accounts receivable - related party	10,141	—
Due from related parties	72,729	40,021
Prepaid expenses and other current assets	34,250	864,309

Total Current Assets	118,105	970,442

Total Assets	$118,105	$970,442

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$49,665	$52,073
Accounts payable - related parties	1,933	56,395
Accrued interest	17,486	—
Accrued expenses	—	120,000
Convertible notes payable, net of discounts and premium	473,004	—
Derivative liabilities	208,252	—

Total Current Liabilities	750,340	228,468

Total Liabilities	750,340	228,468

Commitments and Contingencies (see Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
Series A Preferred stock; $0.0001 par value; 1,000,000 shares designated; 1,000,000 shares and none shares issued and outstanding at January 31, 2020 and July 31, 2019, respectively.	100	—
Series B Preferred stock; $0.0001 par value; 1,344,756 shares designated; 1,344,755 and 929,945 shares issued and outstanding at January 31, 2020 and July 31, 2019, respectively.	134	93
Common stock ; $0.0001 par value; 5,000,000,000 shares authorized;
435,482,400 and none shares issued and outstanding at January 31, 2020 and July 31, 2019, respectively.	43,548	—
Additional paid-in capital	3,985,486	1,868,542
Subscription receivable	—	(8,857)
Accumulated deficit	(4,661,503)	(1,117,804)

Total Stockholders' Equity (Deficit)	(632,235)	741,974

Total Liabilities and Stockholders' Equity (Deficit)	$118,105	$970,442

 See accompanying condensed notes to unaudited consolidated financial statements.

 GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

 (Unaudited)

	For the Three Months Ended	For the Six Months Ended
	January 31, 2020	January 31, 2020

REVENUES:
License income - related party	$10,015	$23,302
Royalty income - related party	34,233	38,073

Total revenues	44,248	61,375

OPERATING EXPENSES:
Compensation	6,000	56,682
Consulting fee - related parties	52,450	117,755
Professional and consulting fees	1,579,770	3,432,383
Other selling, general and administrative expenses	8,479	32,723

Total operating expenses	1,646,699	3,639,543

LOSS FROM OPERATIONS	(1,602,451)	(3,578,168)

Other Income (Expenses):
Gain (loss) from change in fair value of conversion option liability	(129,613)	229,996
Loss from foreign currency transactions	(2,399)	(5,435)
Gain on debt extinguishment, net	—	453
Interest expense	(14,740)	(190,545)

Total Other Income (Expense), net	(146,752)	34,469

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,749,203)	(3,543,699)

Provision for income taxes	—	—

NET LOSS	$(1,749,203)	$(3,543,699)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	435,482,400	380,123,668

 See accompanying condensed notes to unaudited consolidated financial statements.

 GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020

(Unaudited)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balance at July 31, 2019	—	$—	929,945	$93	—	$—	$1,868,542	$(8,857)	$(1,117,804)	741,974

Recapitalization of the Company	1,000,000	100	—	—	371,357,400	37,135	(648,797)	—	—	(611,562)

Common stock issued pursuant to conversion of convertible debt	—	—	—	—	71,125,000	7,113	131,437	—	—	138,550

Reclassification of put premium to equity upon conversion of debt	—	—	—	—	—	—	21,099	—	—	21,099

Issuance of Series B Preferred stock for cash	—	—	19,884	2	—	—	108,892	—	—	108,894

Issuance of Series B Preferred stock for services	—	—	350,364	35	—	—	1,903,065	—	—	1,903,100

Cancellation of common stock pursuant to spin off agreement	—	—	—	—	(7,000,000)	(700)	700	—	—	—

Cash received for subscription receivable	—	—	—	—	—	—	—	8,857	—	8,857

Fair value of stock options issued to a consultant for services	—	—	—	—	—	—	358,500	—	—	358,500

Net loss for the period	—	—	—	—	—	—	—	—	(1,794,496)	(1,794,496)

Balance at October 31, 2019	1,000,000	100	1,300,193	130	435,482,400	43,548	3,743,438	—	(2,912,300)	874,916

Issuance of Series B Preferred stock for cash	—	—	21,029	2	—	—	114,223	—	—	114,225

Issuance of Series B Preferred stock for future services	—	—	23,533	2	—	—	127,825	—	—	127,827

Net loss for the period	—	—	—	—	—	—	—	—	(1,749,203)	(1,749,203)

Balance at January 31, 2020	1,000,000	$100	1,344,755	$134	435,482,400	$43,548	$3,985,486	$—	$(4,661,503)	$(632,235)

 See accompanying condensed notes to unaudited consolidated financial statements.

 GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

 (Unaudited)

For the Six Months Ended
January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,543,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and professional fees	358,500
Stock-based conversion fees	1,000
Amortization of prepaid stock-based expenses	2,895,236
Accretion of premium on convertible note	147,688
Amortization expense of debt discount	26,662
Gain on debt extinguishment	(453)
Gain from change in fair value of conversion option liability	(229,996)

Changes in operating assets and liabilities:
Accounts receivable - related party	(10,141)
Prepaid expenses	(27,250)
Accounts payable	(44,318)
Accounts payable - related parties	(54,462)
Accrued interest	17,486
Accrued expenses	(122,288)

Net cash used in operating activities	(586,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	(211,755)
Collection of related party advances	152,947
Proceed from acquisition of a subsidiary	47,823

Net cash used in investing activities	(10,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt, net of issuance cost	299,917
Proceeds from sale of Series B preferred stock	223,119
Collection of subscription receivable	8,857

Net cash provided by financing activities	531,893

Net decrease in cash	(65,127)

Cash - beginning of period	66,112

Cash - end of period	$985

Cash paid for:
Interest	$—
Income taxes	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$2,030,927
Common stock issued for principal amount and accrued interest on convertible debt	$59,615
Reclassification of put premium to equity upon conversion of debt	$21,099
Acquisition of assets in connection with the reverse acquisition	$7,000
Assumption of liabilities in connection with the reverse acquisition	$73,448
Assumption of convertible debt in connection with the reverse acquisition, net of debt discount	$76,301
Assumption of derivative liabilities in connection with the reverse acquisition	$516,636
Cancellation of related party liability upon the reverse acquisition	$26,100

 See accompanying condensed notes to unaudited consolidated financial statements.

 GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

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

On August 21, 2019, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) with and the shareholders of Vitana Distributions, Inc. (“Vitana”) whereby 100% of Vitana’s outstanding stock was purchased for certain shares of preferred stock of the Company (see Note 3). Pursuant to the Exchange Agreement, holders of the common stock of Vitana received 1,000,000 shares of the Company’s newly designated Series B Preferred Stock (the “Series B Shares”) in exchange for each share of common stock of Vitana, on a pro rata basis. The Series B Preferred Stock shall convert into a total amount equaling 80% of the total issued and outstanding common shares, post conversion, on a pro rata basis. The Series B Preferred Stock have no voting rights. Vitana was incorporated on February 11, 2019 in the State of Florida as Vitana-X, Inc.  The Company changed its corporate name to Vitana Distributions, Inc. on December 4, 2019.

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

January 31, 2020

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the six months ended January 31, 2020, the Company had a net loss of $3,543,699, net cash used in operations of $586,035, accumulated deficit of $4,661,503 and a stockholders’ deficit of $632,235. The Company had a working capital deficit of $632,235 at January 31, 2020. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The Company is in the process of building its customer base and expects to generate increased revenues. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future.

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

 Risks and Uncertainties for Development Stage Company

The Company is considered to be in an early stage since we have only recently commenced planned principal operations and has not sold any of its products. The Company’s activities since inception include devoting substantially all of the its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment to the completion of its development activities to launch its marketing plan and generate revenues and to raising capital. The Company’s activities during this early stage are subject to significant risks and uncertainties.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of January 31, 2020 and July 31, 2019. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2020 and July 31, 2019, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

The estimated fair value of certain financial instruments, including accounts receivable, prepaid expense and other current assets, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The Company Accounts for the Following Instruments at Fair Value:

	January 31, 2020			July 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$208,252	—	—	—

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis:

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at January 31, 2020 and July 31, 2019. The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities (see Note 6) and revalues its derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. The fair value of derivative financial instruments, measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of January 31, 2020 was $208,252.

A Roll Forward of the Level 3 Derivative Liabilities:

Balance at July 31, 2019	$—
Assumptions of derivative liabilities in connection with the reverse recapitalization (see Note 3)	516,636
Reduction of liability included in gain on debt extinguishment	(78,388)
Gain from change in fair value of conversion option liabilities	(229,996)
Balance at January 31, 2020	$208,252

Concentrations

Concentrations of Revenue:

During the three and six months ended January 31, 2020, the Company had revenue from operations of $44,248 and $61,375, respectively, which consisted 100% of the total revenue from a related party customer. A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. All of the Company’s revenues are from a related party customer that are located outside of the United States of America. The related party is an affiliated company (“VitanaEU”) which is majority owned by two directors of the Company.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of January 31, 2020 and July 31, 2019, allowance for doubtful accounts amounted to $0 for both periods.

Prepaid Expenses

Prepaid expenses of $34,250 and $864,309 at January 31, 2020 and June 30, 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”), which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted on February 11, 2019, the date of inception. For the license and royalty income, revenue is recognized when the Company satisfies the performance obligation based on the related license agreement with VitanaEU who does business in Switzerland, Austria and Germany (see Note 7).

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

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

The following potentially dilutive equity securities outstanding as of January 31, 2020 and July 31, 2019 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	January 31, 2020	July 31, 2019
Common shares issuable under:
Convertible notes	292,909,141	—
Warrants	102,040,816	—
Total	394,949,957	—

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

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

As of January 31, 2020, the Company and its subsidiary did not have any operating leases.

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

NOTE 3 – ACQUISITION OF VITANA AND SPIN OFF OF PRIOR BUSINESS OF GH CAPITAL, INC.

Vitana was incorporated on February 11, 2019 in the State of Florida as Vitana, Inc.  The Company changed its corporate name to Vitana Distributions, Inc. on December 4, 2019. The Company is a wellness company specializing in the development and manufacture of health promoting products based on DNA analysis.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

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

The following assets and liabilities were assumed in the transaction:

Cash	$47,823
Prepaid expense	7,000
Accounts payable and accrued expenses	(47,348)
Convertible debt	(76,301)
Due to related party	(26,100)
Derivative liabilities	(516,636)
Net liabilities assumed	$611,562

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

At inception, the Company entered into a consulting agreement with a director of the Company for business and strategic consulting services. The term of the agreement commenced on the effective date of the consulting agreement and continued upon completion of the agreed upon services as defined in the consulting agreement. The Company may terminate this agreement upon 90 days written notice to the consultant. In connection with this consulting agreement, during six months ended January 31, 2020, the Company paid total consulting fees of $73,850 to a director of the Company for consulting services rendered.

At inception, the Company entered into a consulting agreement with an affiliated company which is owned by a director of the Company for business, management, and strategic consulting services. The term of the agreement commenced on the effective date of the consulting agreement and continued upon completion of the agreed upon services as defined in the consulting agreement. The Company may terminate this agreement upon 90 days written notice to the consultant. In connection with this consulting agreement, during the six months ended January 31, 2020, the Company paid total consulting fees of $41,505 to the affiliated company for consulting services rendered.

On July 1, 2019, the Company entered into a License Agreement with an affiliated company, VitanaEU, which is majority owned by two directors of the Company (see Note 7). During the six months ended January 31, 2020, the Company recognize total revenues of $61,375 in connection with this license agreement and represents 100% of the Company’s revenues. As of January 31, 2020, total accounts receivable of $10,141 from VitanaEu represented approximately100% of total accounts receivable as compared to none as of July 31, 2019. On May 19, 2020, the Company received a notice of cancellation of the License Agreement from the affiliated company effective July 30, 2020.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

Additionally, during the six months ended January 31, 2020, the Company provided advances of $211,755 to VitanaEU of which $152,947 was paid back. At January 31, 2020 and July 31, 2019, the Company had a receivable from the related party of $72,729 and $13,921, respectively, which was included in due from related parties as reflected on the unaudited consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

Prior to the closing of the Exchange Agreement, Vitana provided advances to the GH Capital, Inc. (see Note 3) for working capital purposes. At January 31, 2020 and July 31, 2019, the Company had a receivable from the related party of $0 and $26,100, respectively. These advances were short-term in nature and non-interest bearing. On August 21, 2019 this receivable was considered paid upon the consummation of the Exchange Agreement with the Company (see Note 3).

As of January 31, 2020, accounts payable due to two directors of the Company and an affiliated company totaled to $27,743 ($8,000, $4,443, and $15,300, respectively). As of July 31, 2019, accounts payable due to the CEO, two directors of the Company and an affiliated company totaled to $56,395 ($8,000, $18,400, $9,100 and $20,895, respectively).

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On August 21, 2019 pursuant to the closing of the Share Exchange Agreement with the shareholders ofVitana and the recapitalization, Vitana assumed certain convertible notes (see Note 3). Additional convertible notes were also made after August 21, 2019.

At January 31, 2020 and July 31, 2019, the components of the convertible promissory notes, net consisted of the following:

	January 31, 2020	July 31, 2019
Principal of convertible notes	$332,452	$—
Debt premium liability	147,688	—
Unamortized debt discount	(7,136)	—
Convertible notes payable, net – current	$473,004	$—

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

February 2018 Financing

On February 20, 2018, under a Securities Purchase Agreement (the “SPA”), assumed on August 21, 2019, GH Capital Inc. issued a 10% Convertible Promissory Note (“February 2018 Notes”) for principal amount of up to $180,000 to be funded in several tranches. The February 2018 Notes bears an interest rate of 10% per annum (which interest rate shall be increased to 15% per annum upon the occurrence of an Event of Default (as defined in the February 2018 Notes)). The February 2018 Notes shall mature twelve months from the effective date of each tranche. GH Capital, Inc. received the; (i) first tranche on February 20, 2018 and received net proceeds of $52,000, net of $8,000 OID and legal fees; (ii) the second tranche on June 11, 2018 and received net proceeds of $16,500, net of $3,500 OID and legal fees; and (iii) the third tranche on March 13, 2019 and received net proceeds of $43,000, net of $7,000 OID and legal fees. The Company received an aggregate net proceeds of $111,500, net of $18,500 OID and legal fees which total to a principal amount of $130,000. The lender shall have the right to convert beginning on the issuance date, the outstanding principal amount and accrued but unpaid interest into GH Capital’s common stock at a conversion price equal to 65% of the lowest trading price of GH Capital’s common stock during the 25 prior trading days to the conversion date subject to increases in the discount rate based on certain future events. If at any time while the February 2018 Notes are outstanding, the conversion price is equal to or lower than $0.15, then an additional 15% discount shall be added into the conversion price resulting in a discount rate of 50%. The embedded conversion option was bifurcated and treated as a derivative liability. The February 2018 Notes are subject to full ratchet anti-dilution in the event that t GH Capital, Inc. he Company issues any securities at a per share price lower than the conversion price then in effect. During the first 90 days following the date of the February 2018 Notes, GH Capital, Inc. had the right to prepay the principal and accrued but unpaid interest due under this note, together with any other amounts that the Company may owe the lender under the terms of the February 2018 Notes, at a premium ranging from 135% to 145% as defined in the February 2018 Notes. After this initial 90-day period, GH Capital, Inc. did not have a right to prepay the February 2018 Notes. The February 2018 Notes contains representations, warranties, events of default, beneficial ownership limitations, piggyback registration rights and other provisions that are customary of similar instruments. As of August 21, 2019, the February 2018 Notes had $50,000,$2,287 and $516,636 of outstanding principal, accrued interest and a related embedded conversion option liability, respectively, which were assumed upon closing of the Exchange Agreement (see Note 3).

On June 13, 2018, in connection with the funding of the second tranche of the February 2018 Notes, the Company issued to the lender of 50,000 warrants (February 2018 Warrant I). The warrants had a term of five years from the date of grant with an exercise price of $0.40. The Company accounted for the 50,000 warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $6,206 using a simple binomial lattice model (see Note 6). The February 2018 Warrant I had full ratchet anti-dilution provision therefore causing the Company to adjust the outstanding warrants to 40,816,326, an increase of 40,766,326 warrants. As of July 31, 2019, the Company issued 30,221,040 shares of its common stock in connection with the cashless exercise of 32,653,061 of these warrants. On August 2, 2019, the Company issued 6,783,955 shares of its common stock in connection with the cashless exercise of the 8,163,265 outstanding warrants. The Company recorded the common stock at par value and a corresponding offset against equity. As of August 21, 2019, and January 31, 2020, there were no outstanding warrants under February 2018 Warrant I.

On March 13, 2019, in connection with the funding of the third tranche of the February 2018 Notes, the Company issued to the lender of 125,000 warrants (February 2018 Warrant II), the Company accounted for the 125,000 warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $2,265 using a simple binomial lattice model (see Note 6). The February 2018 Warrant II had full ratchet anti-dilution provision therefore causing the Company to adjust the outstanding warrants to 102,040,816, an increase of 101,915,816 warrants. As of August 21, 2019, and January 31, 2020, there were 102,040,816 warrants outstanding under February 2018 Warrant II.

During the six months ended January 31, 2020, the lender converted $23,465 of outstanding principal and $1,000 of conversion fee, for a total amount of $24,465 into 41,000,000 shares of the Company’s common stock (see Note 6).

As of January 31, 2020, the February 2018 Notes had $26,535 and $4,385 of outstanding principal and accrued interest, respectively.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

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

During the six months ended January 31, 2020, the lender converted the remaining $33,000 of outstanding principal and $3,150 of accrued interest, for a total amount of $36,150 into 30,125,000 shares of the Company’s common stock (see Note 6). In connection with the conversion, as the note considered stock settled debt under ASC 480, the remaining put premium balance of $21,098 was reclassed to equity.

As of January 31, 2020, the February 2019 Note had no outstanding balance.

August 2019 Financing:

On August 29, 2019, the Company closed a securities purchase agreement (the “SPA”) for the sale of the Company’s convertible note. Pursuant to the SPA, the Company issued an unsecured convertible Note (“August 2019 Note”) for a principal amount of $128,000. The Company received net proceeds of $125,000, net of $3,000 OID and legal fees. The August 2019 Note bears an interest rate of 10% per annum (which interest rate shall be increased to 22% per annum upon the occurrence of an Event of Default (as defined in the August 2019 Note)), shall mature on August 29, 2020. The lender has the right to convert beginning 180th day following the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 61% of the average of the lowest two trading prices of the Company’s common stock during the fifteen trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the August 2019 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the August 2019 Note, together with any other amounts that the Company may owe the lender under the terms of the August 2019 Note, at a premium ranging from 115% to 140% as defined in the August 2019 Note. After this initial 180-day period, the Company does not have a right to prepay the August 2019 Note. In connection with the issuance of the August 2019 Note, the Company recorded a premium of $81,836 as the note is considered stock settled debt under ASC 480, which was fully accreted at the inception of the August 2019 Note. As of January 31, 2020, the August 2019 Note had $128,000 and $47,259 of outstanding principal and accrued interest.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

October 2019 Financing:

On October 8, 2019, the Company closed a securities purchase agreement (the “SPA”) for the sale of the Company’s convertible note. Pursuant to the SPA, the Company issued an unsecured convertible Note (“October 2019 Note”) for a principal amount of $103,000. The Company received net proceeds of $100,000, net of $3,000 OID and legal fees. The October 2019 Note bears an interest rate of 10% per annum (which interest rate shall be increased to 22% per annum upon the occurrence of an Event of Default (as defined in the October 2019 Note)), shall mature on October 8, 2020. The lender has the right to convert beginning 180th day following the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 61% of the average of the lowest two trading prices of the Company’s common stock during the fifteen trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the October 2019 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the October 2019 Note, together with any other amounts that the Company may owe the lender under the terms of the October 2019 Note, at a premium ranging from 115% to 140% as defined in the October 2019 Note. After this initial 180-day period, the Company does not have a right to prepay the October 2019 Note. In connection with the issuance of the October 2019 Note, the Company recorded a premium of $65,852 as the note is considered stock settled debt under ASC 480, which was fully accreted at the inception of the October 2019 Note. As of January 31, 2020, the October 2019 Note had $103,000 and $5,841 of outstanding principal and accrued interest.

December 2019 to January 2020 Financing:

Between December 12, 2019 and January 16, 2020, the Company closed securities purchase agreements (the “SPA”) for the sale of the Company’s convertible notes. Pursuant to the SPA, the Company issued unsecured convertible notes for an aggregate principal amount of $74,917 to various lenders residing outside the United States of America. The Company received gross proceeds of $74,917. The convertible notes bear no interest and is due nine months after the date of issuance. The Company may prepay all of any portion of these convertible notes at any time without penalty.

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

In connection with the Exchange Agreement, the Company assumed the February 2018 Note and February 2019 Note on August 21, 2019, the fair values of the embedded conversion option of $516,638 was recorded as derivative liabilities. During the six months ended January 31, 2020, the embedded conversion option was marked to fair value of $208,252 and a gain from change in fair value of conversion option liability of $229,996 was recorded.

Upon conversions during the six months ended January 31, 2020, the derivative liability was marked to fair value at the conversion, and then a related fair value amount of $78,388 relating to the portion of debt converted was reclassified to other income or expense as part of loss on debt extinguishment.

Additionally, the Company recorded loss on debt extinguishment of $77,935, during the six months ended January 31, 2020, in connection with the conversions of February 2019 Note (see Note 6) resulting in a net gain on extinguishment of debt of $453 for the six months ended January 31, 2020 as reflected in the accompanying unaudited consolidated statements of operations.

For the six months ended January 31, 2020, the total amortization expense of debt discounts related to all convertible promissory notes were $26,662 which was charged to interest expense on the unaudited consolidated statements of operations.

During the six months ended January 31, 2020, the fair value of the derivative liabilities was estimated using the Binomial option pricing method with the following assumptions:

Dividend rate	0%
Term (in years)	0.13 to 0.38	years
Volatility	247.02 to 248.70%
Risk-free interest rate	1.57%

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

The Series A Preferred Stock Certificate of Designation includes:

•	a par value of $0.0001 per share and 1,000,000 designated shares of Series A preferred and is not convertible,

•	the Series A preferred stock shall have voting rights equal to exactly 65% of all voting rights available at the time of any vote, including Series A preferred stock

•	the Series A preferred stock shall rank senior to the Company's common stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series A preferred stock and shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding,

•	Series A preferred holders shall be entitled to receive out of the assets of the Company whether such assets are capital or surplus, for each share of Series A preferred stock, an amount equal to the holder's pro rata share of the assets and funds of the Company to be distributed, less any amount distributed to the holders of the Series A preferred stock, assuming their conversion of Series A preferred stock to common stock and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be distributed among the holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full,

•	No dividends shall be declared or paid on the Series A preferred stock

Issuance of Series A preferred stock

•	In connection with the Exchange Agreement (see Note 3), the Company is deemed to have issued 1,000,000 shares of Series A preferred stock which represents the outstanding shares of Series A preferred stock of the Company prior to the closing of the merger.

As of January 31, 2020, the Company had 1,000,000 shares of Series A preferred stock issued and outstanding.

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

Shares of Series B Preferred stock granted during the period from February 11, 2019 and July 20, 2020 were considered issuable, and not issued until the authorized shares were increased on July 20, 2020. The Series B Preferred Stock Certificate of Designation, as amended, includes:

•	a par value of $0.0001 per share and 1,000,000 designated shares of Series B with no voting rights,

•	the Series B preferred stock shall rank senior to the Company's common stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series B preferred stock and shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding,

•	Series B preferred holders shall be entitled to receive out of the assets of the Company whether such assets are capital or surplus, for each share of Series B preferred stock, an amount equal to the holder's pro rata share of the assets and funds of the Company to be distributed, less any amount distributed to the holders of the Series B preferred stock, assuming their conversion of Series B preferred stock to common stock and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be distributed among the holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full,

•	No dividends shall be declared or paid on the Series B preferred stock,

•	The Series B preferred stock shall be automatically converted upon the date where in a reverse stock split is deemed effective by the Financial Industry Regulatory Authority (“FINRA”), each shares of Series B preferred stock shall automatically convert in a number of shares of common stock equal to its pro-rata portion of 80% of the total issued and outstanding common shares, post conversion, to be issued to each holder on a pro-rata portion of the total issued and outstanding Series B preferred stock.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

Issuance of Series B preferred stock

•	During the three months ended October 31, 2019, the Company issued an aggregate of 19,884 shares of the Company’s Series B preferred stock to various investors for cash, with the Company receiving total proceeds of $108,894 or $5.48 per share.

•	During the three months ended October 31, 2019, the Company issued an aggregate of 350,364 shares of the Company’s Series B preferred stock to various consultants for consulting, business advisory, and corporate development services to be rendered. The Company valued the shares of preferred stock at the fair value of approximately $5.43 per share or $1,903,100 based on the sales of preferred stock on recent private placements on the dates of grants and such value is being recognized over the terms of the service period.

•	During the three months ended January 31, 2020, the Company issued an aggregate of 21,029 shares of the Company’s Series B preferred stock to various investors for cash, with the Company receiving total proceeds of $114,225 or $5.43 per share.

•	During the three months ended January 31, 2020, the Company issued an aggregate of 23,533 shares of the Company’s Series B preferred stock to various consultants for services to be rendered. The Company valued the shares of preferred stock at the fair value of approximately $5.43 per share or $127,827 based on the sales of preferred stock on recent private placements on the dates of grants and such value is being recognized over the terms of the service period.

As of January 31, 2020 and July 31, 2019, the Company had 1,344,755 and 929,945 shares of Series B preferred stock issued and outstanding, respectively.

Common Stock

Common stock issued for debt conversion

•	During the six months ended January 31, 2020, the lender of the February 2018 note, converted an aggregate principal of $23,465 and conversion fee of $1,000 into 41,000,000 shares of the Company’s common stock. These shares of common stock had an aggregate fair value of $102,400 and the Company recorded $77,935 of loss on debt extinguishment related to these note conversions (see Note 5).

•	During the six months ended January 31, 2020, the lender of the February 2018 note, converted an aggregate outstanding principal of $33,000 and accrued interest of $3,150 into 30,125,000 shares of the Company’s common stock. The converted note is considered as stock settled debt under ASC 480 and upon conversion $21,099 of the recorded put premium was reclassified to equity (see Note 5).

Subscription receivable

•	During the six months ended January 31, 2020, the Company collected total subscription receivable of $8,857 which was recorded as of July 31, 2019.

Cancellation of common stock

•	On August 30, 2019, the Company canceled 7,000,000 shares of the Company’s common stock received from the sale of the Company’s Brand pursuant to the Spin-Off Agreement (see Note 7).

Common stock issued pursuant to recapitalization

•	In connection with the Exchange Agreement (see Note 3), GH Capital, Inc. is deemed to have issued 371,357,400 shares of common stock which represents the outstanding common shares of the Company prior to the closing of the acquisition (see Note 3).

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

Stock Options

The Company uses the Black-Scholes pricing model to determine the fair value of its stock options which requires the Company to make several key judgments including:

●	the value of the Company’s common stock;
●	the expected life of issued stock options;
●	the expected volatility of the Company’s stock price;
●	the expected dividend yields to be realized over the life of the stock option; and
●	the risk-free interest rate over the expected life of the stock options.

The Company’s computation of the expected life of issued stock options was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

Series B preferred stock option grant

•	On October 10, 2019, the Company granted 73,641 options to purchase shares of the Company’s Series B preferred stock, at an exercise price of $5.43 per share, to a consultant for investor relations services. These options have a term of 1.23 years from the date of grant, vested immediately and had a grant fair value of $358,500. The Company recognized stock-based consulting fees of $358,500 during the six months ended January 31, 2020.

As of January 31, 2020, the Company had 73,641 options issued and outstanding. There was $0 intrinsic value in connection with the exercisable stock options as of January 31, 2020.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

Stock Warrants

A summary of the Company’s outstanding stock warrants as of January 31, 2020 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at July 31, 2019	—	$—	—
Assumed in connection with the recapitalization on August 21, 2019	102,040,816	0.003	3.81
Granted	—	—	—
Cancelled/Forfeited	—	—	—
Exercised	—	—	—
Balance at January 31, 2020	102,040,816	$0.003	3.36
Warrants exercisable at January 31, 2020	102,040,816	$0.003	3.36

Weighted average fair value of warrants granted during the period		$—

There was $0 intrinsic value in connection with the exercisable stock warrants as of January 31, 2020.

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

Issuance of Convertible Notes

Between February 18, 2020 and March 26, 2020, the Company closed securities purchase agreements (the “SPA”) for the sale of the Company’s convertible notes. Pursuant to the SPA, the Company issued unsecured convertible notes for an aggregate principal amount of $41,904 to various lenders residing outside the United States of America. The Company received gross proceeds of $41,904. The convertible notes bear no interest and are due nine months after the date of issuance. The Company may prepay all of any portion of these convertible notes at any time without penalty.

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

Advances to Related Party

From February 2020 to April 2020, the Company provided advances of $105,100 to VitanaEU of which $48,820 was paid back during the same period.

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

During the three and six months ended January 31, 2020, we generated $44,248 and $61,375 of revenues mainly from licensing and royalty fee from a related party, respectively.

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

Results of Operations

Vitana was incorporated on February 11, 2019, accordingly, we do not have comparable transactions from the prior periods.

Revenue:

For the six months ended January 31, 2020, revenue consisted of the following:

	Three months Ended	Six months Ended
	January 31, 2020	January 31, 2020
License income - related party	$10,015	$23,302
Royalty income - related party	34,233	38,073
Total revenues	$44,248	$61,375

For the three and six months ended January 31, 2020, we generated revenue of $44,248 and $61,375, respectively, mainly due to an agreement related to licensing and royalty with a related party.

Operating Expenses:

For the three and six months ended January 31, 2020, we incurred operating expenses which consisted of the following:

	Three months Ended	Six months Ended
	January 31, 2020	January 31, 2020
Compensation	$6,000	$56,682
Consulting fee – related parties	52,450	117,755
Professional and consulting fees	1,579,770	3,432,383
Other selling, general and administrative expenses	8,479	32,723
Total	$1,646,699	$3,639,543

Compensation expense:

For the six months ended January 31, 2020, we incurred compensation expense of $56,682 which was primarily due to compensation of $46,682 to a former Director and $10,000 to our CEO. For the three months ended January 31, 2020, we incurred compensation expense of $6,000 which was primarily due to compensation to our CEO.

Consulting fee – related parties:

For the three and six months ended January 31, 2020, we incurred consulting fees from related parties of $52,450 and $117,755, respectively, primarily due to consulting fees to a director and an affiliated entity.

Professional and consulting fees:

For the three and six months ended January 31, 2020, we incurred professional and consulting fees of $1,579,770 and $3,432,383, respectively. The increase during the six months ended January 31, 2020 primarily due to stock-based compensation of approximately $3,253,000, other consulting and investor relation fees of approximately $36,000, legal fees of approximately $50,000, marketing services of approximately $58,000 and accounting fee of approximately $35,000. The increase during the three months ended January 31, 2020 primarily due to stock-based compensation of approximately $1,508,000, other consulting and investor relation fees of approximately $24,000, legal fees of approximately $9,000, marketing services of approximately $18,000 and accounting fee of approximately $20,000.

Other selling, general and administrative expenses:

For the three and six months ended January 31, 2020, we incurred general and administrative expenses of $8,479 and $32,723, respectively, primarily due to general office expenses.

Operating Loss:

For the three and six months ended January 31, 2020, we incurred a loss from operations of $1,602,451 and $3,578,168, respectively, resulting from the discussion above.

Other Income (Expenses):

For the three and six months ended January 31, 2020, we incurred total other income (expense) of ($146,752) and $34,469, respectively. During the six months ended January 31, 2020 other income (expense) primarily consisted of gain from change in fair value of conversion option liability of $229,996, gain on debt extinguishment of $453 offset by decrease in loss from foreign currency transaction of $5,435 and interest expense of $190,545. During the three months ended January 31, 2020 primarily consisted of loss from change in fair value of conversion option liability of $129,613, loss from foreign currency transaction of $2,399 and interest expense of $14,740.

Net Loss:

For the three months ended January 31, 2020, we incurred a net loss of $1,749,203 or $0.00 per common share and for the six months ended January 31, 2020, we incurred a net loss of $3,543,699 or $0.01 per common share, resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $(632,235) and cash of $985 at January 31, 2020 and working capital of $741,974 and cash of $66,112 at July 31, 2019.

The increase in working capital deficit was primarily attributable to decrease prepaid expenses of $830,059 offset by increase in convertible notes payable and derivative liabilities obtained in recapitalization of $473,004 and $208,252, respectively.

Cash flows for the six months ended January 31, 2020:

Six months ended January 31, 2020
Net Cash Used in Operating Activities	$(586,035)
Net Cash Used in Investing Activities	(10,985)
Net Cash Provided by Financing Activities	531,893
Net Decrease in Cash	$(65,127)

Net Cash Used in Operating Activities:

During the six months ended January 31, 2020, net cash flow used in operating activities was $586,035, primarily reflected a net loss of $3,543,699 and the add-back of non-cash items consisting of stock-based compensation of $3,253,736, stock-based conversion fees of $1,000, accretion of premium on convertible note of $147,688, amortization of debt discounts of $26,662 and offset by gain from change in fair value of conversion option liability of $229,996, gain on extinguishment of debt of $453, changes in operating assets and liabilities of $(240,973), primarily related to increase in accounts receivable- related party $10,141, prepaid expense of $27,250, decrease in total accounts payable of $98,780, increase in accrued interest of $17,486, and decrease in accrued expense of $122,288.

Net Cash Used in Investing Activities:

During the six months ended January 31, 2020, net cash flow used ininvesting activities was $10,985 , attributed to proceeds from the acquisition of a subsidiary on August 21, 2019, collection of related party advances of $152,947 offset by advances to related party of $211,755.

Net Cash Provided by Financing Activities:

During the six months ended January 31, 2020, net cash provided by financing activities was $531,893, attributed to net proceeds from issuance of convertible notes of $299,917, proceeds from sale of Series B preferred stock for $223,119, collection of related party advances of $152,947, and collection of subscription receivable of $8,857 offset by advances to related party of $211,755.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of January 31, 2020, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of January 31, 2020, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended January 31, 2020, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	During the three months ended January 31, 2020, the Company closed securities purchase agreements (the “SPA”) for the sale of the Company’s convertible notes. Pursuant to the SPA, the Company issued unsecured convertible notes for an aggregate principal amount of $74,917 to various lenders residing outside the United States of America. The Company received gross proceeds of $74,917.

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