Form 10-Q
period 2020-04-30
GH Capital Inc.
filed 2020-08-04
CIK 1609472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
[ ]	[ ]	[X]	[X]	[ ]

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

GH CAPITAL INC. AND SUBSIDIARY

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets - As of April 30, 2020 (unaudited) and July 31, 2019	1
	Consolidated Statements of Operations – For the three and nine months ended April 30, 2020 and for the period from inception (February 11, 2019) to April 30, 2019 (unaudited)	2
	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended April 30, 2020 and for the period from inception (February 11, 2019) to April 30, 2019 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows – For the nine months ended April 30, 2020 and for the period from inception (February 11, 2019) to April 30, 2019 (unaudited)	4
	Condensed Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

Signatures		30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 30, 2020	July 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$66,112
Accounts receivable - related party	7,654	—
Due from related parties	129,009	40,021
Prepaid expenses and other current assets	5,000	864,309

Total Current Assets	141,663	970,442

Total Assets	$141,663	$970,442

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank overdraft	$67	$—
Accounts payable	63,285	52,073
Accounts payable - related parties	1,933	56,395
Accrued interest	39,853	—
Accrued expenses	1,000	120,000
Convertible notes payable, net of discounts and premium	519,794	—
Derivative liabilities	255,398	—

Total Current Liabilities	881,330	228,468

Total Liabilities	881,330	228,468

Commitments and Contingencies (see Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
Series A Preferred stock; $0.0001 par value; 1,000,000 shares designated; 1,000,000 and none shares issued and outstanding at April 30, 2020 and July 31, 2019, respectively.	100	—
Series B Preferred stock; $0.0001 par value; 1,344,756 shares designated; 1,344,755 and 929,945 shares issued and outstanding at April 30, 2020 and July 31, 2019, respectively.	134	93
Common stock ; $0.0001 par value; 5,000,000,000 shares authorized;
435,482,400 and none shares issued and outstanding at April 30, 2020 and July 31, 2019, respectively.	43,548	—
Additional paid-in capital	3,985,486	1,868,542
Subscription receivable	—	(8,857)
Accumulated deficit	(4,768,935)	(1,117,804)

Total Stockholders' Equity (Deficit)	(739,667)	741,974

Total Liabilities and Stockholders' Equity (Deficit)	$141,663	$970,442

 See accompanying condensed notes to unaudited consolidated financial statements.

 GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

 (Unaudited)

			For The Period from Inception
	For the Three Months Ended	For the Nine Months Ended	(February 11, 2019) to
	April 30,	April 30,	April 30,
	2020	2020	2019

REVENUES:
License income - related party	$9,916	$33,218	$—
Royalty income - related party	34,391	72,464	—

Total revenues	44,307	105,682	—

OPERATING EXPENSES:
Compensation	6,000	62,682	—
Consulting fee - related parties	—	117,755	60,871
Professional and consulting fees	62,680	3,495,063	162,244
Other selling, general and administrative expenses	6,241	38,964	—

Total operating expenses	74,921	3,714,464	223,115

LOSS FROM OPERATIONS	(30,614)	(3,608,782)	(223,115)

Other Income (Expenses):
Gain (loss) from change in fair value of conversion option liability	(47,146)	182,850	—
Loss from foreign currency transactions	(2,420)	(7,855)	(1,954)
Gain on debt extinguishment, net	—	453	—
Interest expense	(27,252)	(217,797)	—

Total Other Expense, net	(76,818)	(42,349)	(1,954)

LOSS BEFORE PROVISION FOR INCOME TAXES	(107,432)	(3,651,131)	(225,069)

Provision for income taxes	—	—	—

NET LOSS	$(107,432)	$(3,651,131)	$(225,069)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.01)	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	435,482,400	398,373,799	—

 See accompanying condensed notes to unaudited consolidated financial statements.

 GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2020 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 11, 2019) TO APRIL 30, 2019

(Unaudited)

	Preferred Stock -		Preferred Stock -				Additional			Total
	Series A		Series B		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balance at July 31, 2019	—	$—	929,945	$93	—	$—	$1,868,542	$(8,857)	$(1,117,804)	741,974

Recapitalization of the Company	1,000,000	100	—	—	371,357,400	37,135	(648,797)	—	—	(611,562)

Common stock issued pursuant to conversion of convertible debt	—	—	—	—	71,125,000	7,113	131,437	—	—	138,550

Reclassification of put premium to equity upon conversion of debt	—	—	—	—	—	—	21,099	—	—	21,099

Issuance of Series B Preferred stock for cash	—	—	19,884	2	—	—	108,892	—	—	108,894

Issuance of Series B Preferred stock for services	—	—	350,364	35	—	—	1,903,065	—	—	1,903,100

Cancellation of common stock pursuant to spin off agreement	—	—	—	—	(7,000,000)	(700)	700	—	—	—

Cash received for subscription receivable	—	—	—	—	—	—		8,857	—	8,857

Fair value of stock options issued to a consultant for services	—	—	—	—	—	—	358,500	—	—	358,500

Net loss for the period	—	—	—	—	—	—	—	—	(1,794,496)	(1,794,496)

Balance at October 31, 2019	1,000,000	$100	1,300,193	$130	435,482,400	$43,548	$3,743,438	$—	$(2,912,300)	$874,916

Issuance of Series B Preferred stock for cash	—	—	21,029	2	—	—	114,223	—	—	114,225

Issuance of Series B Preferred stock for future services	—	—	23,533	2	—	—	127,825	—	—	127,827

Net loss for the period	—	—	—	—	—	—	—	—	(1,749,203)	(1,749,203)

Balance at January 31, 2020	1,000,000	$100	1,344,755	$134	435,482,400	$43,548	$3,985,486	$—	$(4,661,503)	$(632,235)

Net loss for the period	—	—	—	—	—	—	—	—	(107,432)	(107,432)

Balance at April 30, 2020	1,000,000	$100	1,344,755	$134	435,482,400	$43,548	$3,985,486	$—	$(4,768,935)	$(739,667)

										Total
	Preferred Stock -		Preferred Stock -				Additional			Stockholders’
	Series A		Series B		Common Stock		Paid-in	Subscription	Accumulated	Equity
	Number	Amount	Number	Amount	Number	Amount	Capital	Receivable	Deficit	(Deficit)

Balance at inception (February 11, 2019)	—	$—	—	$—	—	$—	$—	$—	$—	$—

Issuance of Series B Preferred stock to founders for cash	—	—	883,691	88	—	—	26,012	—	—	26,100

Issuance of Series B Preferred stock for cash	—	—	30,607	3	—	—	166,249	(70,578)	—	95,674

Issuance of Series B Preferred stock for future services	—	—	101,256	10	—	—	549,990	—	—	550,000

Net loss for the period	—	—	—	—	—	—	—	—	(225,069)	(225,069)

Balance at April 30, 2019	—	$—	1,015,554	$101	—	$—	$742,251	$(70,578)	$(225,069)	$446,705

 See accompanying condensed notes to unaudited consolidated financial statements.

 GH CAPITAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

 (Unaudited)

		For The Period from Inception
	For the Nine Months Ended	(February 11, 2019) to
	April 30, 2020	April 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,651,131)	$(225,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and professional fees	358,500	—
Stock-based conversion fees	1,000	—
Amortization of prepaid stock-based expenses	2,895,236	88,525
Accretion of premium on convertible note	147,688	—
Amortization expense of debt discount	31,548	—
Gain on debt extinguishment	(453)	—
Gain from change in fair value of conversion option liability	(182,850)	—

Changes in operating assets and liabilities:
Accounts receivable - related party	(7,654)	—
Prepaid expenses	2,000	—
Bank overdraft	67	—
Accounts payable	(30,698)	27,597
Accounts payable - related parties	(54,462)	25,870
Accrued interest	39,853	—
Accrued expenses	(121,288)	—

Net cash used in operating activities	(572,644)	(83,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	(316,855)	(26,100)
Collection of related party advances	201,767	—
Proceed from acquisition of a subsidiary	47,823	—

Net cash used in investing activities	(67,265)	(26,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt, net of issuance cost	341,821	—
Proceeds from sale of Series B preferred stock	223,119	121,774
Collection of subscription receivable	8,857	—

Net cash provided by financing activities	573,797	121,774

Net (decrease) increase in cash	(66,112)	12,597

Cash - beginning of period	66,112	—

Cash - end of period	$—	$12,597

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$2,030,927	$461,475
Common stock issued for principal amount and accrued interest on convertible debt	$59,615	$—
Reclassification of put premium to equity upon conversion of debt	$21,099	$—
Acquisition of assets in connection with the reverse acquisition	$7,000	$—
Assumption of liabilities in connection with the reverse acquisition	$73,448	$—
Assumption of convertible debt in connection with the reverse acquisition, net of debt discount	$76,301	$—
Assumption of derivative liabilities in connection with the reverse acquisition	$516,636	$—
Cancellation of related party liability upon the reverse acquisition	$26,100	$—

 See accompanying condensed notes to unaudited consolidated financial statements.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

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

April 30, 2020

(Unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended April 30, 2020, the Company had a net loss of $3,651,131, net cash used in operations of $572,644, accumulated deficit of $4,768,935 and a stockholders’ deficit of $739,667. The Company had a working capital deficit of $739,667 at April 30, 2020. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. The Company is in the process of building its customer base and expects to generate increased revenues. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future.

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of April 30, 2020 and July 31, 2019. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of April 30, 2020 and July 31, 2019, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

The estimated fair value of certain financial instruments, including accounts receivable, prepaid expense and other current assets, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The Company Accounts for the Following Instruments at Fair Value:

	April 30, 2020			July 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$255,398	—	—	—

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis:

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at April 30, 2020 and July 31, 2019. The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities (see Note 6) and revalues its derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. The fair value of derivative financial instruments, measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of April 30, 2020 was $255,398.

A Roll Forward of the Level 3 Derivative Liabilities:

Balance at July 31, 2019	$—
Assumptions of derivative liabilities in connection with the reverse recapitalization (see Note 3)	516,636
Reduction of liability included in gain on debt extinguishment	(78,388)
Gain from change in fair value of conversion option liabilities	(182,850)
Balance at April 30, 2020	$255,398

Concentrations

Concentrations of Revenue:

During the three and nine months ended April 30, 2020, the Company had revenue from operations of $44,307 and $105,682, respectively, which consisted of 100% of the total revenue from a related party customer. A reduction in revenue from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. All of the Company’s revenues are from a related party customer that are located outside of the United States of America. The related party is an affiliated company (“VitanaEU”) which is majority owned by two directors of the Company.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of April 30, 2020 and July 31, 2019, allowance for doubtful accounts amounted to $0 for both periods.

Prepaid Expenses

Prepaid expenses of $5,000 and $864,309 at April 30, 2020 and June 30, 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses may include prepayments in cash and equity instruments for consulting, public relations and business advisory services, and accounting fees which are being amortized over the terms of their respective agreements.

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

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

The following potentially dilutive equity securities outstanding as of April 30, 2020 and July 31, 2019 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	April 30, 2020	July 31, 2019
Common shares issuable under:
Convertible notes	483,579,978	—
Warrants	102,040,816	—
Total	585,620,794	—

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

April 30, 2020

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

As of April 30, 2020, the Company and its subsidiary did not have any operating lease.

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

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

At inception, the Company entered into a consulting agreement with a director of the Company for business and strategic consulting services. The term of the agreement commenced on the effective date of the consulting agreement and continued upon completion of the agreed upon services as defined in the consulting agreement. The Company may terminate this agreement upon 90 days written notice to the consultant. In connection with this consulting agreement, during the nine months ended April 30, 2020, the Company paid total consulting fees of $73,850 to a director of the Company for consulting services rendered.

At inception, the Company entered into a consulting agreement with an affiliated company which is owned by a director of the Company for business, management, and strategic consulting services. The term of the agreement commenced on the effective date of the consulting agreement and continued upon completion of the agreed upon services as defined in the consulting agreement. The Company may terminate this agreement upon 90 days written notice to the consultant. In connection with this consulting agreement, during the nine months ended April 30, 2020, the Company paid total consulting fees of $41,505 to the affiliated company for consulting services rendered.

On July 1, 2019, the Company entered into a License Agreement with an affiliated company, VitanaEU, which is majority owned by two directors of the Company (see Note 7). During the nine months ended April 30, 2020, the Company recognize total revenues of $105,682 in connection with this license agreement and represents 100% of the Company’s revenues. As of April 30, 2020, total accounts receivable of $7,654 from VitanaEu represented approximately100% of total accounts receivable as compared to none as of July 31, 2019. On May 19, 2020, the Company received a notice of cancellation of the License Agreement from the affiliated company effective July 30, 2020.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

Additionally, during the nine months ended April 30, 2020, the Company provided advances of $316,855 to VitanaEU of which $201,767 was paid back. At April 30, 2020 and July 31, 2019, the Company had a receivable from the related party of $129,009 and $13,921, respectively, which was included in due from related parties as reflected on the unaudited consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

Prior to the closing of the Exchange Agreement, Vitana provided advances to the GH Capital, Inc. (see Note 3) for working capital purposes. At April 30, 2020 and July 31, 2019, the Company had a receivable from the related party of $0 and $26,100, respectively. These advances were short-term in nature and non-interest bearing. On August 21, 2019 this receivable was considered paid upon the consummation of the Exchange Agreement with the Company (see Note 3).

As of April 30, 2020, accounts payable due to a director of the Company totaled to $1,933. As of July 31, 2019, accounts payable due to the CEO, two directors of the Company and an affiliated company totaled to $56,395 ($8,000, $18,400, $9,100 and $20,895, respectively).

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On August 21, 2019 pursuant to the closing of the Share Exchange Agreement with the shareholders of Vitana and the recapitalization, Vitana assumed certain convertible notes (see Note 3). Additional convertible notes were also made after August 21, 2019.

At April 30, 2020 and July 31, 2019, the components of the convertible promissory notes, net consisted of the following:

	April 30, 2020	July 31, 2019
Principal of convertible notes	$374,356	$—
Debt premium liability	147,688	—
Unamortized debt discount	(2,250)	—
Convertible notes payable, net – current	$519,794	$—

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

On June 13, 2018, in connection with the funding of the second tranche of the February 2018 Notes, the Company issued to the lender of 50,000 warrants (February 2018 Warrant I) (see Note 6). The February 2018 Warrant I had full ratchet anti-dilution provision therefore causing the Company to adjust the outstanding warrants to 40,816,326, an increase of 40,766,326 warrants. As of August 21, 2019, and October 31, 2019, there were no outstanding warrants under February 2018 Warrant I.

On March 13, 2019, in connection with the funding of the third tranche of the February 2018 Notes, the Company issued to the lender of 125,000 warrants (February 2018 Warrant II), the Company accounted for the 125,000 warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $2,265 using a simple binomial lattice model (see Note 6). The February 2018 Warrant II had full ratchet anti-dilution provision therefore causing the Company to adjust the outstanding warrants to 102,040,816, an increase of 101,915,816 warrants. As of August 21, 2019, and April 30, 2020, there were 102,040,816 warrants outstanding under February 2018 Warrant II.

During the nine months ended April 30, 2020, the lender converted $23,465 of outstanding principal and $1,000 of conversion fee, for a total amount of $24,465 into 41,000,000 shares of the Company’s common stock (see Note 6).

As of April 30, 2020, the February 2018 Notes had $26,535 and $21,056 of outstanding principal and accrued interest, respectively. Such convertible note is past maturity and thus in default.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

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

During the nine months ended April 30, 2020, the lender converted the remaining $33,000 of outstanding principal and $3,150 of accrued interest, for a total amount of $36,150 into 30,125,000 shares of the Company’s common stock (see Note 6). In connection with the conversion, as the note considered stock settled debt under ASC 480, the remaining put premium balance of $21,098 was reclassed to equity.

As of April 30, 2020, the February 2019 Note had no outstanding balance.

August 2019 Financing:

On August 29, 2019, the Company closed a securities purchase agreement (the “SPA”) for the sale of the Company’s convertible note. Pursuant to the SPA, the Company issued an unsecured convertible Note (“August 2019 Note”) for a principal amount of $128,000. The Company received net proceeds of $125,000, net of $3,000 OID and legal fees. The August 2019 Note bears an interest rate of 10% per annum (which interest rate shall be increased to 22% per annum upon the occurrence of an Event of Default (as defined in the August 2019 Note)), shall mature on August 29, 2020. The lender has the right to convert beginning 180th day following the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 61% of the average of the lowest two trading prices of the Company’s common stock during the fifteen trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the August 2019 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the August 2019 Note, together with any other amounts that the Company may owe the lender under the terms of the August 2019 Note, at a premium ranging from 115% to 140% as defined in the August 2019 Note. After this initial 180-day period, the Company does not have a right to prepay the August 2019 Note. In connection with the issuance of the August 2019 Note, the Company recorded a premium of $81,836 as the note is considered stock settled debt under ASC 480, which was fully accreted at the inception of the August 2019 Note. As of April 30, 2020, the August 2019 Note had $128,000 and $47,259 of outstanding principal and accrued interest.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

October 2019 Financing:

On October 8, 2019, the Company closed a securities purchase agreement (the “SPA”) for the sale of the Company’s convertible note. Pursuant to the SPA, the Company issued an unsecured convertible Note (“October 2019 Note”) for a principal amount of $103,000. The Company received net proceeds of $100,000, net of $3,000 OID and legal fees. The October 2019 Note bears an interest rate of 10% per annum (which interest rate shall be increased to 22% per annum upon the occurrence of an Event of Default (as defined in the October 2019 Note)), shall mature on October 8, 2020. The lender has the right to convert beginning 180th day following the issuance date, the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 61% of the average of the lowest two trading prices of the Company’s common stock during the fifteen trading days immediately preceding the conversion date. During the first 30 to 180 days following the date of the October 2019 Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the October 2019 Note, together with any other amounts that the Company may owe the lender under the terms of the October 2019 Note, at a premium ranging from 115% to 140% as defined in the October 2019 Note. After this initial 180-day period, the Company does not have a right to prepay the October 2019 Note. In connection with the issuance of the October 2019 Note, the Company recorded a premium of $65,852 as the note is considered stock settled debt under ASC 480, which was fully accreted at the inception of the October 2019 Note. As of April 30, 2020, the October 2019 Note had $103,000 and $5,841 of outstanding principal and accrued interest.

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

April 30, 2020

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

In connection with the Exchange Agreement, the Company assumed the February 2018 Note and February 2019 Note on August 21, 2019, the fair values of the embedded conversion option of $516,638 was recorded as derivative liabilities. During the nine months ended April 30, 2020, the embedded conversion option was marked to fair value of $255,398 and a gain from change in fair value of conversion option liability of $182,850 was recorded.

Upon conversions during the nine months ended April 30, 2020, the derivative liability was marked to fair value at the conversion, and then a related fair value amount of $78,388 relating to the portion of debt converted was reclassified to other income or expense as part of loss on debt extinguishment.

Additionally, the Company recorded loss on debt extinguishment of $77,935, during the nine months ended April 30, 2020, in connection with the conversions of February 2019 Note (see Note 6) resulting in a net gain on extinguishment of debt of $453 for the nine months ended April 30, 2020 as reflected in the accompanying unaudited consolidated statements of operations.

For the nine months ended April 30, 2020, the total amortization expense of debt discounts related to all convertible promissory notes were $31,548 which was charged to interest expense on the unaudited consolidated statements of operations.

During the nine months ended April 30, 2020, the fair value of the derivative liabilities was estimated using the Binomial option pricing method with the following assumptions:

Dividend rate	0%
Term (in years)	0.01 to 0.38	years
Volatility	247.02 to 265.75%
Risk-free interest rate	0.10 to 1.57%	%

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Shares Authorized

The Company had 500,000,000 shares authorized of which 490,000,000 were common stock, par value $0.0001 and 10,000,000 were preferred stock, par value of $0.0001.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

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

The Series A Preferred Stock Certificate of Designation includes:

•	a par value of $0.0001 per share and 1,000,000 designated shares of Series A preferred and is not convertible,

•	the Series A preferred stock shall have voting rights equal to exactly 65% of all voting rights available at the time of any vote, including Series A preferred stock

•	the Series A preferred stock shall rank senior to the Company's common stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series A preferred stock and shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding,

•	Series A preferred holders shall be entitled to receive out of the assets of the Company whether such assets are capital or surplus, for each share of Series A preferred stock, an amount equal to the holder's pro rata share of the assets and funds of the Company to be distributed, less any amount distributed to the holders of the Series A preferred stock, assuming their conversion of Series A preferred stock to common stock and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be distributed among the holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full,

•	No dividends shall be declared or paid on the Series A preferred stock

Issuance of Series A preferred stock

•	In connection with the Exchange Agreement (see Note 3), the Company is deemed to have issued 1,000,000 shares of Series A preferred stock which represents the outstanding shares of Series A preferred stock of the GH Capital, Inc. prior to the closing of the merger.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

As of April 30, 2020, the Company had 1,000,000 shares of Series A preferred stock issued and outstanding.

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

As of April 30, 2020 and July 31, 2019, the Company had 1,344,755 and 929,945 shares of Series B preferred stock issued and outstanding, respectively.

Common Stock

Common stock issued for debt conversion

•	During the nine months ended April 30, 2020, the lender of the February 2018 note, converted an aggregate principal of $23,465 and conversion fee of $1,000 into 41,000,000 shares of the Company’s common stock. These shares of common stock had an aggregate fair value of $102,400 and the Company recorded $77,935 of loss on debt extinguishment related to these note conversions (see Note 5).

•	During the nine months ended April 30, 2020, the lender of the February 2018 note, converted an aggregate outstanding principal of $33,000 and accrued interest of $3,150 into 30,125,000 shares of the Company’s common stock. The converted note is considered as stock settled debt under ASC 480 and upon conversion $21,099 of the recorded put premium was reclassified to equity (see Note 5).

Subscription receivable

•	During the nine months ended April 30, 2020, the Company collected total subscription receivable of $8,857 which was recorded as of July 31, 2019.

Cancellation of common stock

•	On August 30, 2019, the Company canceled 7,000,000 shares of the Company’s common stock received from the sale of the Company’s Brand pursuant to the Spin-Off Agreement (see Note 7).

Common stock issued pursuant to recapitalization

•	In connection with the Exchange Agreement (see Note 3), GH Capital, Inc. is deemed to have issued 371,357,400 shares of common stock which represents the outstanding common shares of the Company prior to the closing of the acquisition (see Note 3).

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

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

The Company’s computation of the expected life of issued stock options was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

Series B preferred stock option grant

•	On October 10, 2019, the Company granted 73,641 options to purchase shares of the Company’s Series B preferred stock, at an exercise price of $5.43 per share, to a consultant for investor relations services. These options have a term of 1.23 years from the date of grant, vested immediately and had a grant fair value of $358,500. The Company recognized stock-based consulting fees of $358,500 during the nine months ended April 30, 2020.

As of April 30, 2020, the Company had 73,641 options issued and outstanding. There was $0 intrinsic value in connection with the exercisable stock options as of April 30, 2020.

Stock Warrants

A summary of the Company’s outstanding stock warrants as of April 30, 2020 and changes during the period ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at July 31, 2019	—	$—	—
Assumed in connection with the recapitalization on August 21, 2019	102,040,816	0.003	3.81
Granted	—	—	—
Cancelled/Forfeited	—	—	—
Exercised	—	—	—
Balance at April 30, 2020	102,040,816	$0.003	3.12
Warrants exercisable at April 30, 2020	102,040,816	$0.003	3.12

Weighted average fair value of warrants granted during the period		$—

There was $0 intrinsic value in connection with the exercisable stock warrants as of April 30, 2020.

GH CAPITAL INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

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

The closing of the Exchange Agreement was further conditioned upon the resignation of Wolfgang Ruecker, Bane Katic and William Eilers as Directors of the Company and appointment of Matthias Goeth as the Company’s Chief Furthermore, simultaneously with the closing, the two majority shareholders of Vitana purchased 1,000,000 shares of our Series A preferred stock from the Company’s majority shareholder. The Series A preferred stock have a voting right equal to 65% of all voting rights of all of our capital stock.

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

During the three and nine months ended April 30, 2020, we generated $44,307 and $105,682 of revenues mainly from licensing and royalty fees from a related party, respectively.

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

Results of Operations

Vitana was incorporated on February 11, 2019, accordingly, we do not have comparable transactions from the prior periods.

 Revenue:

Revenue consisted of the following:

	April 30, 2020		For the period from Inception (February 11, 2019) to
	Three Months	Nine Months	April 30, 2019
License income - related party	$9,916	$33,218	$—
Royalty income - related party	34,391	72,464	—
Total revenues	$44,307	$105,682	$—

For the three and nine months ended April 30, 2020, we generated revenue of $44,307 and 105,682, respectively, mainly due to an agreement related to licensing and royalty with a related party. For the period from Inception (February 11, 2019) to April 30, 2019, the Company did not have any revenue generating operations.

Operating Expenses:

We incurred operating expenses which consisted of the following:

	April 30, 2020		For the period from Inception (February 11, 2019) to
	Three Months	Nine Months	April 30, 2019
Compensation	$6,000	$62,682	$—
Consulting fee – related parties	—	117,755	60,871
Professional and consulting fees	62,680	3,495,063	162,244
Other selling, general and administrative expenses	6,241	38,964	—
Total	$74,921	$3,714,464	$223,115

Compensation expense:

For the nine months ended April 30, 2020, we incurred compensation expense of $62,682 which was primarily due to compensation of $46,682 to a former Director and $16,000 to our CEO. For the three months ended April 30, 2020, we incurred compensation expense of $6,000 which was primarily due to compensation to our CEO.

Consulting fee – related parties:

For the three and nine months ended April 30, 2020, we incurred consulting fees from related parties of $0 and $117,755, respectively, primarily due to consulting fees to a director and an affiliated entity. For the period from Inception (February 11, 2019) to April 30, 2019, consulting fees to a director and an affiliated entity.

Professional and consulting fees:

For the three and nine months ended April 30, 2020, we incurred professional and consulting fees of $62,680 and $3,495,063, respectively. During the nine months ended April 30, 2020, consulting fees primarily consisted of stock-based compensation of approximately $3,253,000, other consulting and investor relation fees of approximately $56,000, legal fees of approximately $50,000, marketing services of approximately $58,000 and accounting fee of approximately $78,000. During the three months ended April 30, 2020, consulting fees primarily consisted of other consulting and investor relation fees of approximately $20,000, and accounting fee of approximately $43,000.

During the period from inception (February 11, 2019) to April 30, 2019, consulting fees primarily consisted of stock-based compensation of $89,000, other consulting and investor relation fees of approximately $21,000, legal fees of approximately $28,000, and marketing services of approximately $24,000.

Other selling, general and administrative expenses:

For the three and nine months ended April 30, 2020, we incurred general and administrative expenses of $6,241 and $38,964, respectively, primarily due to general office expenses.

Operating Loss:

For the three and nine months ended April 30, 2020, we incurred a loss from operations of $30,614 and $3,608,782, respectively, resulting from the discussion above. During the period from inception (February 11, 2019) to April 30, 2019, we incurred a loss from operations of $223,115.

Other Income (Expenses):

For the three and nine months ended April 30, 2020, we incurred total other expense of $76,818 and $42,349, respectively. During the nine months ended April 30, 2020 other expenses primarily consisted of gain from change in fair value of conversion option liability of $182,850, gain on debt extinguishment of $453 offset by decrease in loss from foreign currency transaction of $7,855 and interest expense of $217,797. During the three months ended April 30, 2020 primarily consisted of loss from change in fair value of conversion option liability of $47,146, loss from foreign currency transaction of $2,420 and interest expense of $27,252.

During the period from inception (February 11, 2019) to April 30, 2019, we incurred loss from foreign currency transaction of $1,954.

Net Loss:

For the three months ended April 30, 2020, we incurred a net loss of $107,432 or $0.00 per common share and for the nine months ended April 30, 2020, we incurred a net loss of $3,651,131 or $0.01 per common share, resulting from the discussion above.

During the period from inception (February 11, 2019) to April 30, 2019, we incurred a net loss of $225,069 or $0.00 per common share, resulting from the discussion above.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $(739,667) and cash of $0 at April 30, 2020 and working capital of $741,974 and cash of $66,112 at July 31, 2019.

The increase in working capital deficit was primarily attributable to decrease prepaid expenses of $859,309 offset by increase in convertible notes payable and derivative liabilities obtained in recapitalization of $519,794 and $255,398, respectively.

Cash flows consisted of the following:

	Nine months Ended April 30, 2020	Period from inception (February 11, 2019) to April 30, 2019
Net Cash Used in Operating Activities	$(572,644)	$(83,077)
Net Cash Provided by Investing Activities	(67,265)	(26,100)
Net Cash Provided by Financing Activities	573,797	121,774
Net Increase (Decrease) in Cash	$(66,112)	$12,597

Net Cash Used in Operating Activities:

During the nine months ended April 30, 2020, net cash flow used in operating activities was $572,644, primarily reflected a net loss of $3,651,131 and the add-back of non-cash items consisting of stock-based compensation of $3,253,736, stock-based conversion fees of $1,000, accretion of premium on convertible note of $147,688, amortization of debt discounts of $31,548 and offset by gain from change in fair value of conversion option liability of $182,850, gain on extinguishment of debt of $453, changes in operating assets and liabilities of $(172,182), primarily related to increase in accounts receivable- related party $7,654, decrease in total accounts payable of $85,160, increase in accrued interest of $39,853, and decrease in accrued expense of $121,288.

Net cash used in operating activities was $83,077 for the period from Inception (February 11, 2019) to April 30, 2019 primarily reflected a net loss of $225,069 and the add-back of non-cash items consisting of stock-based compensation of $88,525, and changes in operating assets and liabilities of $53,467, primarily related to increase in total accounts payable.

Net Cash Used in Investing Activities:

During the nine months ended April 30, 2020, net cash flow used in investing activities was $67,265, attributed to proceeds from the acquisition of a subsidiary on August 21, 2019 as compared to none for the prior period, collection of related party advances of $201,767 offset by advances to related party of $316,855.

Net Cash Provided by Financing Activities:

During the nine months ended April 30, 2020, net cash provided by financing activities was $573,797, attributed to net proceeds from issuance of convertible notes of $341,821, proceeds from sale of Series B preferred stock for $223,119, , and collection of subscription receivable of $8,857.

Net cash provided by financing activities for the period from Inception (February 11, 2019) to April 30, 2019 attributed to proceeds from sale of Series B preferred stock for $121,774 offset by advances to related party of $26,100.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of April 30, 2020, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of April 30, 2020, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended April 30, 2020, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	During the three months ended April 30, 2020, the Company closed securities purchase agreements (the “SPA”) for the sale of the Company’s convertible notes. Pursuant to the SPA, the Company issued unsecured convertible notes for an aggregate principal amount of $41,904 to various lenders residing outside the United States of America. The Company received gross proceeds of $41,904.

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